Form 10-Q
period 1995-03-31
CODE ALARM INC
filed 1995-05-15
CIK 821509

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   March 31, 1995
                                        ----------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to
                                        --------    -------

                      Commission File Number     O16441
                                             --------------

                               CODE-ALARM, INC.
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             MICHIGAN                                          38-2334698
- --------------------------------                          -------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                           Identification No.)


950 E. WHITCOMB, MADISON HEIGHTS, MICHIGAN                      48071
- --------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)

(Registrant's telephone number, including area code)      (810) 583-9620
                                                     --------------------------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X    No
             -----     -----

        The number of shares outstanding of the Registrant's common stock, without par value, as of May 8, 1994 is 2,320,361.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Notes to condensed consolidated financial statements:

1. These condensed consolidated interim financial statements reflect all adjustments which in the opinion of management are necessary to fairly state results for the interim period presented. Except for $1.1 million recorded in connection with the ETC litigation, all adjustments are normal and recurring. Results of operations for the interim period presented are not necessarily indicative of results to be expected for the fiscal year.

2. These financial statements include the accounts of the Company and its wholly-owned subsidiaries after eliminating significant inter-company accounts and transactions.

3. The Company's credit arrangement includes a $7.5 million revolving credit facility for working capital requirements, and a $1.0 million facility for standby or documentary letters of credit. The revolving credit facility has an expiration date of June 30, 1996 and bears interest at the bank's prime rate (9.0% at May 8, 1995), or at the Company's option, at the London Inter-bank Offered Rate ("LIBOR") plus 1.75% for maturities ranging from one to six months (7.9375 and 7.8125%, respectively, at May 8, 1995).

         The revolving credit facility is subject to covenants which require certain debt and cash flow ratios and minimum levels of current assets and tangible net worth, and is collateralized by substantially all the assets of the Company and its domestic subsidiaries. Total credit availability under the arrangement is subject to a formula of accounts receivable, inventories and net fixed assets. As of March 31, 1995, the Company was not in compliance with the Tangible Net Worth and Debt Ratio covenants. At the Company's request, the bank waived compliance as of March 31, 1995.

         EAE's credit arrangement with its commercial bank includes term loans totaling approximately $1.8 million, with interest rates ranging from 8% to 11%. Payments are due monthly, with final payments due in 1996.

                       CODE-ALARM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   UNAUDITED
                                 (In thousands)

                                                                                Mar. 31,      Dec. 31,
            ASSETS                                                                1995          1994
                                                                             ------------   ------------
Cash and cash equivalents                                                           $25          $107
Accounts receivable, net                                                         11,408        11,530
Raw material inventories, net                                                     7,287         7,217

Work-in-process inventories                                                       1,688         1,552
Finished goods inventories                                                        4,553         4,123
Refundable income taxes                                                             237           322
Other current assets                                                              2,174         1,229
                                                                                -------       -------
  Total current assets                                                           27,372        26,080

Property and equipment, net                                                       4,214         4,130
Goodwill, net                                                                     4,268         4,293
Other intangible assets, net                                                      1,201         1,272
Other assets, net                                                                 2,243         2,446
                                                                                -------       -------
                                                                                $39,298       $38,221
                                                                                =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current portion of long-term liabilities                                         $2,371        $1,443

Accounts payable                                                                  8,412         8,791
Accrued expenses                                                                  2,662         3,131
                                                                                -------       -------
  Total current liabilities                                                      13,445        13,365

Long-term liabilities, net of current portion                                    10,340         9,511
Reserve for litigation                                                            5,191         4,129
                                                                                -------       -------
  Total liabilities                                                              28,976        27,005
                                                                                -------       -------

SHAREHOLDERS' EQUITY:
  Common stock                                                                   12,210        12,209
  Foreign currency translation adjustment                                           224            49
  Retained earnings                                                              (2,112)       (1,042)
                                                                                -------       -------
  Total shareholders' equity
                                                                                 10,322        11,216
                                                                                -------       -------
                                                                                $39,298       $38,221
                                                                                =======       =======

   See accompanying notes to consolidated financial statements.

                     CODE-ALARM, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                               UNAUDITED
                  (In thousands, except per share data)



                                                                                   Three months
                                                                                  Ended March 31,
                                                                                1995          1994
                                                                               ----------------------
Net sales                                                                       $17,159       $17,238
Cost of sales                                                                    11,218        10,599
                                                                                -------       -------
Gross profit                                                                      5,941         6,639

Operating expenses:
  Sales and marketing                                                             3,001         3,281
  Engineering                                                                       703           544
  General and administrative                                                      2,145         2,099
                                                                                -------       -------
                                                                                  5,849         5,924
                                                                                -------       -------
Income from operations                                                               92           715

Interest expense                                                                   (297)          (86)
Litigation expense                                                               (1,055)
Other income (expense)                                                              (46)          (65)
                                                                                -------       -------
Income before income taxes                                                       (1,306)          564

Income taxes                                                                       (236)          125
                                                                                -------       -------
Net income                                                                      ($1,070)         $439
                                                                                =======       =======

Net income per common share                                                      ($0.46)        $0.18
                                                                                =======       =======

Weighted average common shares                                                    2,320         2,398
                                                                                =======       =======




       See accompanying notes to consolidated financial statements.

                       CODE-ALARM, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOW
                                   UNAUDITED
                                 (In thousands)



                                                                                   Three months
                                                                                  Ended March 31,
                                                                                1995          1994
                                                                                -------------------
Increase (decrease) in cash
and cash equivalents from:
  Operating activities                                                          ($1,275)      ($1,674)
  Investing activities:
    Capital expenditures, net                                                      (356)         (103)
    Cash received in acquisition of EAE                                             --            605
    Other                                                                           (42)         (694)
  Financing activities:
    Net borrowing (repayment) on credit facilities                                1,692         2,205
    Net borrowing (repayment) on long-term debt                                    (102)         (224)
    Purchase and retirement of common stock                                         --           (503)
    Sale of stock options                                                             1             6
    Issuance of common stock for purchase
      of majority interest in Code Europe                                           --            380

Net change in cash and cash equivalents                                             (82)           (2)
                                                                                  -----          ----
Cash and cash equivalents, beginning                                                107           227
                                                                                  -----          ----
Cash and cash equivalents, ending                                                   $25           225
                                                                                  =====          ====

Supplemental disclosure of cash flow information:

  Cash paid for interest                                                            $85           $70
  Cash paid for income taxes                                                        --           $581






   See accompanying notes to consolidated financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Consolidated net sales decreased $79 thousand, or 0.5 percent, in the first quarter of 1995 as compared to the first quarter of 1994. Modest increases in automotive sales offset continued erosion in contract manufacturing sales. The Company expects modest sales growth for the balance of 1995.

         Consolidated gross profit decreased $698 thousand, or 10.5%, in the first quarter of 1995 as compared to the first quarter of 1994. Consolidated gross profit, as a percentage of consolidated net sales, for the first quarter of 1995 was 34.6 percent, as compared to 38.5 percent for the first quarter of 1994. The Company experienced manufacturing problems with its European products during the first quarter, and as a result incurred significant operating inefficiencies. The Company has implemented margin improvement programs and expects margin improvements in the last half of 1995.

         Consolidated operating expenses decreased $75 thousand, or 1%, in the first quarter of 1995 as compared to the first quarter of 1994. Consolidated operating expenses, as a percentage of consolidated net sales, for the first quarter of 1995 were 34 percent, as compared to 34.4 percent for the first quarter of 1994. The decrease in consolidated operating expenses during the first quarter of 1995 is attributable to decreased sales and marketing expenses, partially offset by increases in engineering and product development costs. The Company expects continued decreases in marketing expenses and improvements in other expense categories.

         As a result of the foregoing, consolidated operating income declined $623 thousand, or 87.1 percent, in the first quarter of 1995 as compared to the first quarter of 1994.

         Interest expense increased $211 thousand in the first quarter of 1995 compared to the first quarter of 1994, reflecting higher interest rates and increased financing costs associated with the acquisition of Europe Auto Equipement and the buyout of a significant stockholder in the fourth quarter of 1994.

         During the first quarter of 1995, the Company recorded an additional $1.1 million in connection with the ETC litigation. See Item 1. (Legal Proceedings). Based on comments made by the court, the Company recorded $3.7 million for costs and damages resulting from this litigation as of December 31, 1994. Using a written opinion issued by the court, in which the court modified its position, the Company recomputed its exposure and recorded additional expense.

         The Company has an effective domestic income tax rate of 34% on current operating income. Income taxes on foreign operations are approximately 33%. The Company has reserved one third of the potential deferred tax benefit resulting from adjusting the ETC judgment against potential income tax deductibility issues.

         As a result of the foregoing factors, the Company recorded a net loss of $1.1 million for the quarter ended March 31, 1995, or 6.2 percent of net sales, compared to a net profit of $439 thousand or 2.6% of sales in the first quarter of 1994.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's consolidated working capital was $13.9 million at March 31, 1995 compared to $12.7 million at December 31, 1994. The current ratio (current assets divided by current liabilities) was 2.0 to 1 on each of these dates.

         Net cash used by operating activities for the first quarter of 1994 was $1.3 million including $440 thousand of depreciation and amortization charged during the quarter. Cash consumed during the quarter reflects a decrease in net accounts payable of approximately $1.4 million and increases in other assets and inventories of $900 thousand, offset by decreases in accounts receivable and non-cash charges.

         As of May 8, 1995, $1,417,000 of the $7,500,000 revolving credit facility was unused and available. Additionally, $4,000,000 of amounts outstanding under the revolving line of credit were borrowed under the LIBOR option cost to the Company of 8.257 percent. $850,000 of the $1,000,000 letter of credit facility remained uncommitted as of May 8, 1995.

         As of May 8, 1995, the Company is expecting a final judgment in the ETC litigation. Based on a written opinion issued by the Court on April 28, 1995, the Company has increased its estimate of the judgment to $4.8 Million plus related costs. As previously disclosed, the Company has obtained a commitment from a major regional bank, and is working to finalize a definitive lending arrangement, adequate to fund current operations and a bond necessary to stay execution of the judgment pending an appeal.


                                    PART II
                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Electromotive Technology  Corporation ("ETC") and Directed  Electronics
("Directed") v. Code   Alarm, Inc.,  Case Number 87-CV-74022-DT,  filed
November 5, 1987, in the United States District Court for the Eastern District of Michigan. Directed Electronics purchased certain rights in and to United States Patent Number 4,585,569 ("the '569 Patent") and joined ETC in this patent infringement suit against Code Alarm that was commenced in 1987. A judgment as to liability has been entered against Code Alarm in 1993. In 1994, a bench trial was held as to damages, but no final ruling has been made. While no final judgment exists, Judge Avern Cohn, on April 28, 1995, issued an opinion as to damages. Based upon this opinion, the Company has revised its estimate of damages, interest and costs to about $4.8 million and recorded an additional charge of $1.1 million in the first quarter of 1995.

         There were no material developments during the quarter ended March 31, 1995 in the remaining legal proceedings involving the Company. Reference is made to the Company's Form 10-K for the year ended December 31, 1994 for a description of material pending legal proceedings.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits required by Item 601 of Regulation S-K:

         (11)    Statement regarding computation of per share earnings:

                 Warrants issued to purchase common stock and shares issuable under employee stock options were excluded from the computation of weighted average number of shares outstanding (reference Part I, Item 1) since such shares were either anti-dilutive or their dilutive effect was not material.

         (b) The Company filed no Reports on Form 8-K filed during the quarter ended March 31, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              CODE-ALARM, INC.
                                        ----------------------------
                                               (Registrant)



Date:  May 13, 1995                     /s/ Robert V. Wagner
                                        ----------------------------
                                        Vice President of Finance
                                        (Chief Financial Officer)




Date:  May 13, 1995                     /s/ David L. Etienne
                                        ----------------------------
                                        Principal Accounting Officer

                                EXHIBIT INDEX


EXHIBIT NO.                 DESCRIPTION                    PAGE NO.
- -----------                 -----------                    --------
   27               Financial Data Schedule