Form 10-Q
period 1995-06-30
CODE ALARM INC
filed 1995-08-15
CIK 821509

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1995

                                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________________ to ___________________

                      Commission File Number     O16441

                               CODE-ALARM, INC.
            -----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

             MICHIGAN                                        38-2334698
-----------------------------------                   -------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

    950 E. WHITCOMB, MADISON HEIGHTS, MICHIGAN                     48071
----------------------------------------------------       --------------------
     (Address of principal executive offices)                    (Zip code)

(Registrant's telephone number, including area code)           (810) 583-9620

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  _X_    No ___

        The number of shares outstanding of the Registrant's common stock, without par value, as of August 11, 1995 is 2,320,361.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Notes to condensed consolidated financial statements:

1. These condensed consolidated interim financial statements include adjustments which in the opinion of management are necessary to fairly state results for the periods presented. Except for $770 thousand recorded in connection with the ETC litigation, all adjustments are normal and recurring. Results of operations for the periods presented are not necessarily indicative of results to be expected for the fiscal year.

2. These financial statements include the accounts of the Company and its wholly-owned subsidiaries after eliminating significant inter-company accounts and transactions.

3. The Company's credit arrangement includes a $13.0 million revolving credit facility for working capital requirements, a $1.3 million secured notes and $2.2 million unsecured notes. The revolving credit facility has an expiration date of May 23, 1997 and bears interest at the bank's prime rate (8.75% at August 11, 1995), or at the Company's option, at the London Inter-bank Offered Rate ("LIBOR") plus 2.5% for maturities ranging from one to six months (8.4375 and 8.5078, respectively, at August 11, 1995).

        The revolving credit facility is subject to covenants which require certain debt and cash flow ratios and minimum levels of current assets and tangible net worth, and is collateralized by substantially all the assets of the Company and its domestic subsidiaries. Total credit availability under the arrangement is subject to a formula of accounts receivable, inventories and net fixed assets. As of June 30, 1995, the Company was in compliance with the covenants.

        The Company's foreign subsidiary's credit arrangement with its commercial bank includes term loans totaling approximately $2.1 million, with interest rates ranging from 8% to 11%. Payments are due monthly, with final payments due in 1996.

                       CODE-ALARM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   UNAUDITED

                                 (IN THOUSANDS)


                                                              June 30,     Dec. 31,
            ASSETS                                             1995         1994
                                                              ---------------------
Cash and cash equivalents                                     $   814      $   107
Accounts receivable, net                                       12,927       11,530
Raw material inventories, net                                   6,409        7,217
Work-in-process inventories                                     1,343        1,552
Finished goods inventories                                      4,538        4,123
Refundable income taxes                                           991          322
Other current assets                                            1,606        1,229
                                                              ---------------------
  Total current assets                                         28,628       26,080

Property and equipment, net                                     4,113        4,130
Goodwill, net                                                   4,355        4,293
Other intangible assets, net                                    1,047        1,272
Other assets, net                                               2,074        2,446
                                                              ---------------------
                                                              $40,217      $38,221
                                                              ========     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current portion of long-term liabilities                      $ 1,522      $ 1,443
Accounts payable                                                8,073        8,791
Accrued expenses                                                3,046        3,131
                                                              ---------------------
  Total current liabilities                                    12,641       13,365

Long-term liabilities, net of current portion                  11,362        9,511
Reserve for litigation                                          6,001        4,129
                                                              ---------------------
  Total liabilities                                            30,004       27,005
                                                              ---------------------


SHAREHOLDERS' EQUITY:
  Common stock                                                 12,210       12,209
  Foreign currency translation adjustment                         210           49
  Accumulated deficit                                          (2,207)      (1,042)
                                                              ---------------------
  Total shareholders' equity                                   10,213       11,216
                                                              ---------------------
                                                              $40,217      $38,221
                                                              ========     =======



See accompanying notes to consolidated financial statements.

                       CODE-ALARM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   UNAUDITED

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                          Three Months               Six Months
                                                          Ended June 30,            Ended June 30,
                                                       -------------------     ----------------------
                                                         1995        1994        1995          1994
                                                       -------------------     ----------------------

Net sales                                               18,910      20,534     $36,069        $37,772
Cost of sales                                           12,228      12,907      23,447         23,505
                                                       -------------------     ----------------------
Gross profit                                             6,682       7,627      12,622         14,267

Operating expenses:
  Sales and marketing                                    2,805       3,343       5,806          6,624
  Engineering                                              743         638       1,445          1,182
  General and administrative                             2,149       2,688       4,294          4,787
                                                       -------------------     ----------------------
                                                         5,697       6,669      11,545         12,593
                                                       -------------------     ----------------------
Income from operations                                     985         958       1,077          1,674

Interest expense                                          (331)       (140)       (630)          (226)
Litigation expense                                        (770)                 (1,825)
Other income (expense)                                     (23)        (12)        (66)           (78)
                                                       -------------------     ----------------------
Income (loss) before income taxes                         (139)        806      (1,444)         1,370

Income taxes                                               (44)        286        (279)           411
                                                       -------------------     ----------------------
Net income (loss)                                          (95)        520     ($1,165)          $959
                                                       =======       =====     =======          =====

Net income per common share                             ($0.04)      $0.22      ($0.50)         $0.40
                                                       =======       =====     =======          =====

Weighted average common shares                           2,320       2,389       2,320          2,393
                                                       =======       =====     =======          =====





       See accompanying notes to consolidated financial statements.

                       CODE-ALARM, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOW

                                   UNAUDITED

                                 (IN THOUSANDS)




                                                                                       Six months
                                                                                     Ended June 30,
                                                                                  1995          1994
                                                                               -----------------------
Increase (decrease) in cash
and cash equivalents from:
  Operating activities                                                              $248      ($2,202)
  Investing activities:
    Capital expenditures, net                                                       (572)        (497)
    Cash received (paid) in acquisition of EAE                                      (900)         605
    Other                                                                              -         (694)
  Financing activities:
    Net borrowing (repayment) on credit facilities                                 2,024          726
    Net borrowing (repayment) on long-term debt                                      (94)       2,290
    Purchase and retirement of common stock                                            -         (503)
    Sale of stock options                                                              1            6
    Issuance of common stock for purchase
      of majority interest in Code Europe                                              -          380
                                                                               -----------------------
Net change in cash and cash equivalents                                              707          111

Cash and cash equivalents, beginning                                                 107          227
                                                                               -----------------------

Cash and cash equivalents, ending                                                   $814         $338
                                                                                    =====        ====

Supplemental disclosure of cash flow information:

  Cash paid for interest                                                            $702         $185
  Cash paid for income taxes                                                           -         $581





   See accompanying notes to consolidated financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        Consolidated net sales decreased $1.7 million, or 4.5 percent, in the first six months of 1995 compared to the first six months of 1994. The majority of this decrease occurred in the second quarter, which experienced a sales decrease of $1.6 Million or 7.9 percent. Decreases in sales to Mass Merchandisers and Independent dealers, resulting from one time "line fills" in the second quarter of 1995, offset increases in OEM, European and Expediter sales. The Company expects that improved product availability for Europe and increases in OEM contract sales should cause a modest sales recovery during the balance of the year.

        Consolidated gross profit decreased $1.6 million, or 11.5%, in the first six months of 1995 compared to the first six months of 1994. During the second quarter, gross margin decreased $946 thousand, or 12.4%, compared to the second quarter of 1994. Consolidated gross profit, as a percentage of consolidated net sales, for the first six months of 1995 was 35.0%, compared to 37.8% for the first six months of 1994. During the first quarter, The Company experienced manufacturing problems with its European products, and incurred significant operating inefficiencies. In addition, lower gross margin rates are a direct result of the Company's efforts to grow its OEM business in the US and Europe. Typically, OEM sales realize lower gross profits, but also incur significantly lower selling costs. The Company has implemented margin improvement programs and expects margin improvements in the last half of 1995.

        Consolidated operating expenses decreased $1.1 million, or 8.3%, in the first six months of 1995 compared to the first six months of 1994. During the second quarter of 1995, operating expenses decreased $972 thousand or 14.6%, compared to the second quarter of 1994. Consolidated operating expenses, as a percentage of consolidated net sales, for the first six months of 1995 were 32.0%, compared to 33.3% for the first six months of 1994; for the second quarter of 1995, operating expenses were 30.1% compared to 32.5% for the second quarter of 1994. Decreases in consolidated operating expense is attributable to decreased sales and marketing expenses, partially offset by increases in engineering and product development costs. The Company expects to sustain decreases in marketing and administration expenses, and modest increases in engineering and development expenses. These trends are a direct result of the Company's focus on OEM customers and product development efforts.

        Consolidated operating income declined $597 thousand, or 35.6%, in the first six months of 1995 compared to the first six months of 1994. During the second quarter, operating income improved $26 Thousand, or 2.8% in the second quarter of 1995 compared to 1994.

        Interest expense increased $404 thousand in the first six months of 1995 compared to the first six months of 1994, reflecting higher interest rates and increased financing costs associated with the acquisition of Europe Auto Equipement and the buyout of a significant stockholder in the fourth quarter of 1994.

        During the second quarter of 1995, the Company recorded $770 thousand in connection with the ETC litigation. See Item 1 (Legal Proceedings). Based on comments made by the court, the Company recorded $3.7 million for costs and damages resulting from this litigation as of December 31, 1994. Using a written opinion issued by the court, in which the court modified its original position, the Company recomputed its exposure and recorded $1.1 million of additional expense in the first quarter. During the second quarter, the court further modified its written opinion and issued its final judgment in the ETC matter.

        The Company has an effective domestic income tax rate of 34% on current operating income. Income taxes on foreign operations are approximately 33%. The Company has reserved one third of the potential deferred tax benefit resulting from adjusting the ETC judgment against potential income tax deductibility issues.

        The Company recorded a net loss of $95 thousand for the quarter ended June 30, 1995, or 0.5 percent of net sales, compared to a net profit of $520 thousand or 2.5% of sales in the second quarter of 1994. For the six months ended June 30, 1995, the Company recorded a net loss of $1.2 million, or 3.2% of sales, compared to a net profit of $959 thousand, or 2.5% of sales, during the first half of 1994.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's consolidated working capital was $16.0 million at June 30, 1995 compared to $12.7 million at December 31, 1994. The current ratio (current assets divided by current liabilities) as of June 30, 1995 is 2.26 to 1, compared to 2.0 to 1 at December 31, 1994.

        Net cash provided by operating activities for the first six months of 1995 was $248 thousand including $423 thousand of depreciation and amortization charged during the quarter. Cash consumed during the first six months reflects a decrease in net accounts payable of approximately $700 thousand and increases in accounts receivable and other assets of $2.4 million, offset by decreases in inventory and non-cash charges.

        As of August 11, 1995, $3,500,000 of the $13,000,000 revolving credit facility was unused and available. Additionally, $6,500,000 of amounts outstanding under the revolving line of credit were borrowed under the LIBOR option cost to the Company of 8.4375 percent.

        During the second quarter, the Company concluded a loan agreement with NBD Bank. Under the terms of the agreement, the Company has secured a $13,000,000 revolving credit facility, $1,300,000 secured notes and $2,200,000 unsecured notes. The Company has used these facilities for operating capital and to provide financing for a bond in the ETC matter. The company contemplates issuing some form of public financing during the third quarter to partially extinguish this debt and provide additional sources of funding for the business.

                                    PART II
                               OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Electromotive Technology Corporation ("ETC") and Directed Electronics ("Directed") v. Code Alarm, Inc., Case Number 87-CV-74022-DT, filed November 5, 1987, in the United States District Court for the Eastern District of Michigan. The court has ruled on June 16, 1995 that damages associated with the Company's infringement of United States Patent Number 4,585,569 ("the '569 Patent") total $5.6 million, with interest as of August 11, 1995. The Company has discontinued making and selling the infringing shock sensors. On July 10, 1995, the Company filed a notice of Appeal with the Court of Appeals of the Federal Circuit and attained a stay of execution of the infringement judgment, by posting a supersedeas bond of $5.9 million, backed up by a letter of credit, which was accepted by the Court. The appeal was docketed on August 7, 1995 by the Court of Appeals for the Federal Circuit and has been given Appeal Number 95-1442. Discovery is continuing regarding the additional patent infringement claims made by ETC and Directed Electronics concerning other types of the Company's shock sensors. Liability, if any, cannot be ascertained at this time.

        There were no material developments during the quarter ended June 30, 1995 in the remaining legal proceedings involving the Company. Reference is made to the Company's Form 10-K for the year ended December 31, 1994 for a description of material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its annual meeting on May 16, 1995. The stockholders reelected Kenneth Mueller and Marshall J. Mueller to the board of directors, each receiving 1,913,849 votes. Rand W. Mueller, Alan H. Foster, Jack D. Rutherford and William S. Pickett continued their terms as directors of the Company after the annual meeting.

        The stockholders ratified the reappointment of Coopers & Lybrand, L.L.P. as the Company's independent certifying accountants for the year ended December 31, 1995. There were 1,814,380 votes for and 25,435 votes against this matter, with 120,304 votes abstained.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits required by Item 601 of Regulation S-K:

        (10)     Material Contracts:

        The following exhibit is being filed with this report:

        10.28    Loan Agreement with National Bank of Detroit as of May 23,
                 1995.


        (11)     Statement regarding computation of per share earnings:

                 Warrants issued to purchase common stock and shares issuable under employee stock options were excluded from the computation of weighted average number of shares outstanding (reference Part I, Item 1) since such shares were either anti-dilutive or their dilutive effect was not material.

         (b) The Company filed a Report on Form 8-K during the quarter ended June 30, 1995 concerning the change in Company's certifying accountant.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         CODE-ALARM, INC.
                                                    --------------------------
                                                           (Registrant)



Date:  August 11, 1995                              /s/ Robert V. Wagner
                                                    --------------------------
                                                     Vice President of Finance
                                                     (Chief Financial Officer)




Date:  August 11, 1995                              /s/ David L. Etienne
                                                    --------------------------
                                                    Principal Accounting Officer

                                EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

10.28          Loan Agreement with National Bank of Detroit as of May 23, 1995.

27.1           Financial Data Schedule