Form 10-Q
period 1995-09-30
CODE ALARM INC
filed 1995-11-02
CIK 821509

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1995
                                        ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                       ------------------   ------------------
                       Commission File Number     O16441

                               CODE-ALARM, INC.
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

             MICHIGAN                                     38-2334698
-----------------------------------           ---------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)


         950 E. WHITCOMB, MADISON HEIGHTS, MICHIGAN       48071
-------------------------------------------------------------------------------
        (Address of principal executive offices)              (Zip code)

(Registrant's telephone number, including area code) (810) 583-9620
                                                    ---------------------------

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
         The number of shares outstanding of the Registrant's common stock, without par value, as of October 26, 1995 is 2,320,361.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Notes to condensed consolidated financial statements:

1. These condensed consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. Except for $1.8 million recorded in connection with the ETC litigation in the first six months of 1995, all adjustments are of a normal and recurring nature. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year.

2. These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3. The Company's credit arrangement includes a $13.8 million revolving credit facility for working capital requirements, $1.3 million secured notes and $2.2 million unsecured notes. The revolving credit facility has an expiration date of May 23, 1997 and bears interest at the bank's prime rate (8.75% at October 26, 1995), or at the Company's option, at the London Inter-bank Offered Rate ("LIBOR") plus 2.5% for maturities ranging from one to six months (8.125% and 8.375%, respectively, at October 26, 1995).

         The revolving credit facility is subject to covenants which require certain debt and cash flow ratios and minimum levels of current assets and tangible net worth, and is collateralized by substantially all the assets of the Company and its domestic subsidiaries. Total credit availability under the arrangement is subject to a formula of accounts receivable, inventories and net fixed assets. As of September 30, 1995, the Company was in violation of certain covenants. The Bank has agreed to amend the credit agreement as of September 30, 1995. Such amendment, when effective, will place the Company in compliance.

         The Company's foreign subsidiary's credit arrangement with its commercial bank includes term loans totaling approximately $2.5 million, with interest rates ranging from 8.0% to 11.0%. Payments are due monthly, with final payments due in 1996.

                       CODE-ALARM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                        Sept. 30,    Dec. 31,
            ASSETS                                          1995       1994
                                                         -------    --------
Cash and cash equivalents                              $    261     $    107
Accounts receivable, net                                 13,104       11,530
Raw material inventories, net                             6,793        7,217
Work-in-process inventories                                 173        1,552
Finished goods inventories                                7,846        4,123
Refundable income taxes                                     634          323
Other current assets                                      1,387        1,229
                                                         ------     --------
  Total current assets                                   30,198       26,081


Property and equipment, net                               4,484        4,130
Goodwill, net                                             4,217        4,293
Other intangible assets, net                                992        1,272
Other assets, net                                         2,580        2,045
                                                         ------     --------
                                                       $ 42,471     $ 37,821
                                                         ======     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current portion of long-term liabilities               $  2,431     $  1,443

Accounts payable                                         11,258        8,791

Accrued expenses                                          2,775        3,131
                                                         ------     --------
  Total current liabilities                              16,464       13,365


Long-term liabilities, net of current portion            10,085        9,511

Reserve for litigation                                    5,440        3,729
                                                         ------     --------
  Total liabilities                                      31,989       26,605
                                                         ------     --------

SHAREHOLDERS' EQUITY:
  Common stock                                           12,210       12,209

  Foreign currency translation adjustment                    49           49

  Accumulated deficit                                    (1,777)      (1,042)
                                                         ------     --------
  Total shareholders' equity                             10,482       11,216
                                                         ------     --------
                                                       $ 42,471     $ 37,821
                                                        =======     ========


   See accompanying notes to condensed consolidated financial statements.

                      CODE-ALARM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                    Three Months         Nine Months
                                                    Ended Sept 30,       Ended Sept 30,

                                                    1995      1994       1995     1994
                                                 ----------  --------    ------- -------
Net sales                                          18,756     18,663     $54,825  $56,435
Cost of sales                                      11,838     11,847      35,284   35,352
                                                   ------     ------      ------   ------
Gross profit                                        6,918      6,816      19,541   21,083

Operating expenses:
  Sales and marketing                               3,039      3,361       8,845    9,984

  Engineering                                         872        709       2,317    1,892

  General and administrative                        2,011      1,707       6,307    6,494
                                                   ------     ------      ------   ------
                                                    5,922      5,777      17,469   18,370
                                                   ------     ------      ------   ------

Income from operations                                996      1,039       2,072    2,713

Interest expense                                     (326)      (199)       (956)    (425)

Litigation expense                                                        (1,825)

Other income (expense)                                (21)       (10)        (86)     (88)
                                                   ------     ------      ------   ------

Income (loss) before income income taxes              649        830        (795)   2,200


Income taxes                                          219        363         (60)     774
                                                   ------     ------      ------   ------

Net income (loss)                                    $430       $467      $ (735)  $1,426
                                                   ======     ======      ======   ======


Net income per common share                         $0.19      $0.20      $(0.32)   $0.60
                                                   ======     ======      ======   ======

Weighted average common shares                      2,320      2,389       2,320    2,392
                                                   ======     ======      ======   ======






       See accompanying notes to condensed consolidated financial statements.

                       CODE-ALARM, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOW

                                   UNAUDITED
                                (IN THOUSANDS)




                                                                           Nine months
                                                                          Ended Sept 30,
                                                                          ---------------
                                                                          1995       1994
                                                                          ----       ----
Increase (decrease) in cash
and cash equivalents from:
  Operating activities                                                  $  (406)    $  (217)
  Investing activities:
    Capital expenditures, net                                              (806)     (1,246)
    Cash received (paid) in acquisition of EAE                                          605
    Other                                                                   (37)       (514)

  Financing activities:
    Net borrowing on credit facilities                                    4,761         257

    Net borrowing (repayment) on long-term debt                          (3,359)      1,077

    Purchase and retirement of common stock                                            (117)
    Issuance of stock options                                                 1


                                                                          -----        ----
Net change in cash and cash equivalents                                     154        (155)

Cash and cash equivalents, beginning                                        107         227
                                                                          -----        ----
Cash and cash equivalents, ending                                       $   261    $     72
                                                                          =====        ====

Supplemental disclosure of cash flow information:


  Cash paid for interest                                                $   814    $    204
  Cash paid for income taxes                                            $   150    $    200






   See accompanying notes to condensed consolidated financial statements.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Code-Alarm's consolidated net sales increased $93,000, or less than 1.0%, for the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994. For the nine months ended September 30, 1995, consolidated net sales decreased $1.6 million, or 2.8%, to $54.8 million as compared to $56.4 million for the nine months ended September 30, 1994. The decrease is attributable to a decline of $1.6 million, or 7.9%, in the quarter ended June 30, 1995. The nine month results were primarily due to a decrease in sales to mass merchandisers and independent dealers in the quarter ended June 30, 1995 and were partially offset by increases in OEM and expediter sales in the quarter ended September 30, 1995. The Company expects sales in the quarter ending December 31, 1995 to be slightly below sales for the comparable period in 1994, with higher OEM sales in Europe being offset by a decrease in domestic OEM and independent dealer sales.

     The Company's consolidated gross profit increased $102,000 or 1.5%, for the quarter ended September 30, 1995, as compared to the quarter ended September 30, 1994. For the nine months ended September 30, 1995, consolidated gross profit decreased $1.5 million, or 7.3%, to 19.5 million as compared to $21.0 million for the nine months ended September 30, 1994. As a percentage of consolidated sales, gross profit decreased to 35.6% in the nine months ended September 30, 1995 from 37.4% in the comparable period of 1994. The decrease was due to the Company's emphasis on OEM sales in both Europe and the United States primarily due to start up manufacturing problems with the Company's European products production in the United States in the first two quarters of 1995. The OEM sales have lower profit margins, but are generally characterized by lower selling costs, than retail sales. The Company expects continued lower gross profit margin in the remainder of 1995 due to continued emphasis on OEM sales.

     Consolidated operating expenses increased $145,000 or 2.5%, for the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994. For the nine months ended September 30, 1995, consolidated operating expenses decreased $901,000, or 4.9%, to $17.5 million as compared to $18.4 million for the nine months ended September 30, 1994. The decrease in consolidated operating expense was attributable to decreased sales and marketing expenses, partially offset by increases in engineering and product development costs. The Company expects to sustain decreases in marketing and administration expenses as a result of continued emphasis on OEM sales, but expects engineering and product development costs to level off for the remainder of the year.

     As a result of the foregoing, the Company earned consolidated income from operations of $996,000 in the quarter ended September 30, 1995 compared to $1.0 million in the quarter ended September 30, 1994. Consolidated income from operations declined $641,000 or 23.6%, for the nine months ended September 30, 1995, to $2.1 million as compared to $2.7 million for the nine months ended September 30, 1994.

     Interest expense increased $531,000 in the nine months ended September 30, 1995, or 124.9%, to $956,000 as compared to $425,000 for the nine months ended September 30, 1994. Increases are attributable to higher interest rates and increased indebtedness associated with European Operations.

     Other expenses for the nine months ended September 30, 1995 increased by $1.8 million, to $1.9 million as compared to $88,000 for the nine months ended September 30, 1994. The increase was attributable to the accrual in the first half of the year of an additional $1.8 million for damages, including interest and costs, related to a patent infringement judgment on the ETC litigation.

     The Company had an effective domestic income tax rate of 34% on current operating income. Income taxes on foreign operations were approximately 33%. In the third quarter of 1995, the Company charged off state and foreign tax refunds determined to be uncollectable in the amount of $210,000.

     As a result of the foregoing, the Company earned consolidated net income of $430,000 in the quarter ended September 30, 1995 compared to $467,000 in the quarter ended September 30, 1994. The Company recorded a net loss of $735,000, or $0.32 per share for the nine months ended September 30, 1995, compared to net earnings of $1.4 million, or $.60 per share, for the nine months ended September 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated working capital was $13.7 million at September 30, 1995 compared to $12.7 million at December 31, 1994. The current ratio (current assets divided by current liabilities) as of September 30, 1995 is
1.83 to 1, compared to 1.95 to 1 at December 31, 1994.

     Net cash used in operating activities for the first nine months of 1995 was $406,000, including $1.3 million of depreciation and amortization charged during the nine months ended September 30, 1995. Cash consumed during the first nine months reflect an increase in inventories and accounts receivable of approximately $3.5 million. The Company experienced a $3.7 million increase in finished goods inventory in Europe most of which was attributable to the Company's efforts to meet expected customer requirements. Lower than anticipated European sales volumes also contributed to this higher than normal inventory level. This increase was partially offset by an increase of accounts payable in the amount of $2.5 million.

     As of October 26, 1995, $1.4 million of the $13.8 million revolving credit facility was unused and available. Additionally, $7.0 million and $1.0 million of amounts outstanding under the revolving line of credit were borrowed under the LIBOR option available to the Company at interest rates of 8.375% and 8.125%, respectively.

     During the first nine months of 1995, the Company concluded a loan agreement with NBD Bank. Under the terms of the agreement, the Company has secured a $13.8 million revolving credit facility, $1.3 million in secured notes and $2.2 million in unsecured notes. The Company has used these facilities for operating capital and to provide financing for an appeal bond in the amount of $5.9 million for the patent infringement litigation. The Company is considering issuance of some form of public debt in the fourth quarter of 1995 to provide additional capital for its business.

                                    PART II
                               OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     In the Matter of Certain Starter Kill Security Systems, Inv. No. 337-TA-Docket No. 1883, The International Trade Commission. On October 18, 1995, the Company filed a Complaint with the International Trade Commission against Directed Electronics, Inc. ("Directed") of Vista, California and the Nutek Company ("Nutek") of Taipei, Taiwan, alleging the manufacturing goods infringing United States Patent Number 4,740,775 by Nutek and the importation and sale of these infringing goods in the United States by Directed. More particularly, the Complaint seeks to halt the importation and sale of these infringing goods in the United States. No response, as yet, has been filed by Directed or Nutek to the Complaint and this matter remains in the early stages of discovery.

     Intercept Security Corporation v. Code-Alarm, Inc. Case No. 95-40239, United States District Court, Eastern District of Michigan, Southern Division, filed July 19, 1995. The suit alleges that certain home security products built and sold by the Company failed to perform in a manner consistent with the alleged representations of the Company. More particularly, the Complaint alleges that the Company committed fraud, misrepresentation, and breached an implied warranty emanating from the sale of these goods to the Plaintiff. The Company denies these allegations and intends to defend against these charges. The Company has not, as yet, answered the complaint and the case remains in the early stages of discovery. The exposure, if any, to the Company cannot be ascertained at this time; however, an adverse Judgement could materially adversely affect The Company's Business and Financial condition, including working capital and results of operations.

     Code-Alarm, Inc. v. Electromotive Technologies Corporation, et al. Case Number 87-cv-74022-DT. The Company has filed an appeal of the District Court's judgment against Code-Alarm in the amount of $5.5 million in damages. More particularly, the Company is appealing (1) the inclusion of unpatented components of Code-Alarm's security system in the damages calculation ("convoyed sales") and (2) the doubling of "actual damages" after November, 1990 based upon a holding of "willful patent infringement." In the course of preparing the appeal brief, it was discovered that the Plaintiff, ETC, had failed to timely pay the first maintenance fee in April, 1990 to maintain the patent-in-suit with the U. S. Patent Office. The Company subsequently filed a motion with the United States District Court for the Eastern District of Michigan, Southern Division requesting certification for remand of the case for consideration of (1) Code-Alarm's intervening rights for the ten month lapse in the patent-in-suit, (2) reconsideration of the award of enhanced damages and attorney fees in view of ETC's failure to notify the Company and the Court of the lapse, and (3) an appeal of the U. S. Patent Office's decision to reinstate the patent in suit. This motion was denied without prejudice by the United States District Court and the Company is preparing to file motions with the Court of Appeals for the Federal Circuit for remand or dismissal of the appeal based upon lack of jurisdiction for consideration by the District Court of the motion.

     Code-Alarm, Inc. v. The United States International Trade Commission. Appeal No. 94-1433, United States Court of Appeals for the Federal
Circuit. On September 19, 1995, the United States Court of Appeals for the Federal Circuit affirmed the invalidity of United States Patent Number 5,049,867, owned by the Company. The Company is considering a possible appeal of the ruling to the United States Supreme Court.

        M. and Mme. Sydney Drahy, from whom the Company purchased shares of its French subsidiary Europe Auto Equipement, S.A. ("EAE") filed suit against the Company in the Commercial Court in Paris, France on August 1, 1995, seeking FF3,160,000 (approximately $645,000) based on disputed price adjustment provisions in the purchase agreement. The Company believes that there are offsets to the disputed adjustments under the purchase agreement, some of which have been acknowledged by the Drahys, and that no additional amounts are owed the Drahys in respect of the purchase price. A decision on this case is not expected to be rendered before mid-1996. Mme. Drahy brought a separate action in the Industrial Court of Paris against EAE, filed June 20, 1995, seeking damages of FF1,268,800 (approximately $260,000) for alleged wrongful termination of her employment and breach of an employment contract. The case is in the early stages of document production and the Company is unable at this time to assess its exposure, if any, to Mme. Drahy.

     There were no material developments during the quarter ended September 30, 1995 in the remaining legal proceedings involving the Company. Reference is made to the Company's Form 10-K for the year ended December 31, 1994 and Form 10-Q's for periods ending March 31, 1995 and June 30, 1995 for a description of material pending legal proceedings.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

 (a)   Exhibits required by Item 601 of Regulation S-K:

     (10)  Material Contracts:

     The following exhibits are being filed with this report:

           10.2  Amendment No. 3 to Employment Agreement with Rand W. Mueller.

           10.28 First Amendment dated June 30, 1995; Waiver Letter dated October 3, 1995; Second Amendment dated October 17, 1995; Letter Agreeing to Amend dated November 1, 1995 to Loan Agreement with National Bank of Detroit as of May 23, 1995.

           10.29 Purchase Agreement with Subaru of America, Inc.


     (11)  Statement regarding computation of per share earnings:

           Warrants issued to purchase common stock and shares issuable under employee stock options were excluded from the computation of weighted average number of shares outstanding (reference Part I, Item 1) since such shares were either anti-dilutive or their dilutive effect was not material.

     (27)    Financial Data Schedule

 (b) The Company filed a Current Report on Form 8-K on July 22, 1995 concerning the change in the Company's certifying accountant. The Company filed a first amendment on Form 8-KA#1 on August 25, 1995 to the Form 8-K filed on July 22, 1995. The Company filed a second amendment on Form -KA#2 on September 1, 1995 to the Form 8-K filed on July 22, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      CODE-ALARM, INC.
                                                 --------------------------
                                                        (Registrant)



Date:  October 31, 1995                           /s/ Robert V. Wagner
       -------------------                        --------------------------
                                                  Vice President of Finance
                                                  (Chief Financial Officer)




Date:  October 31, 1995                           /s/ David L. Etienne
       -------------------                        --------------------------
                                                  Principal Accounting Officer

                                 EXHIBIT INDEX





EXHIBIT NO.       DESCRIPTION                                                        PAGE NO.
----------- ------------------------------------------------------------             --------
10.2        Amendment No. 3 to Employment Agreement with Rand W. Mueller.

10.28       First Amendment dated June 30, 1995; Waiver Letter dated
            October 3, 1995; Second Amendment dated October 17, 1995;
            Letter Agreeing to Amend dated November 1, 1995 to Loan Agreement with National Bank of Detroit as of May 23, 1995.

10.29       Purchase Agreement with Subaru of America, Inc.

27          Financial Data Schedule