Form 10-K405
period 1995-12-31
CODE ALARM INC
filed 1996-04-15
CIK 821509

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-K



(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

    FOR THE FISCAL YEAR ENDED   DECEMBER 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    FOR THE TRANSITION PERIOD FROM               TO


                        COMMISSION FILE NUMBER    016441


                              CODE-ALARM, INC.
- --------------------------------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



             MICHIGAN                                        38-2334695
   -------------------------------                       -------------------
   (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


950 E. WHITCOMB, MADISON HEIGHTS, MICHIGAN                     48071
- --------------------------------------------------------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)       (810) 583-9620
                                                    ---------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS:                      NAME OF EXCHANGE ON WHICH REGISTERED:
NONE                                      NONE
- --------------------                      -------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                       COMMON STOCK, WITHOUT PAR VALUE
- --------------------------------------------------------------------------------
                              (TITLE OF CLASS)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

     YES   X      NO


     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGISTRATION S-K (229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10K. [ X ]



     BASED UPON THE LAST SALE PRICE OF THE REGISTRANT'S COMMON STOCK AS REPORTED ON THE NATIONAL ASSOCIATION OF SECURITIES DEALERS AUTOMATED QUOTATION ("NASDAQ") NATIONAL MARKET SYSTEM ON MARCH 29, 1996 ( AS PUBLISHED IN THE WALL STREET JOURNAL DATED APRIL 1, 1996), THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT IS $10,151,579.




     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, WITHOUT PAR VALUE, AS OF MARCH 29, 1996 IS 2,320,361.



                      DOCUMENTS INCORPORATED BY REFERENCE:

     PORTIONS OF THE REGISTRANT'S 1996 PROXY STATEMENT ARE INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.

                                     PART 1
ITEM 1.         BUSINESS.

     The Company is a leading designer, manufacturer and marketer of vehicle security systems including alarm and remote keyless entry systems. During the fiscal year ended December 31, 1995, the Company's principal business was the manufacture and sale of vehicle security systems and a limited number of home security systems. The Company's products are marketed and sold through automobile dealerships, independent retail specialty stores, automotive expediters and mass merchandisers.

MARKET DESCRIPTION AND INDUSTRY OVERVIEW

     Theft of vehicles and vehicle contents is a widespread problem in the U.S. and most European countries. According to industry sources, in the United States, the theft of vehicles and vehicle contents, including repair and replacement costs, recovery costs, loss of productivity, etc., resulted in losses of approximately $7.5 billion in 1994 and the car theft rate in Germany, France and other affluent Western European countries was 13 per 1,000 vehicles, compared to 8 per 1,000 vehicles in the United States.

     Traditionally, vehicle security systems have been sold mainly in the aftermarket. However, automakers are beginning to offer vehicle security systems as installed options, either at the factory or at the dealership. Although most anti-theft devices are not offered as standard equipment on vehicles, the Company believes that the general trend is toward vehicle security systems that are either OEM-approved or installed on the assembly line.

     The Company also believes that demand by European consumers for anti-theft devices is stimulated by rising insurance premiums and incentives offered by some European insurance companies for using vehicle security systems. These incentives are typically in the form of lower premiums for suitably equipped cars and lower claim payouts for those that are not. In certain European countries, automobiles above a specific monetary value cannot be insured against theft without an approved anti-theft system installed.

     The Company believes that the foregoing factors will continue to increase both domestic and European demand for vehicle security systems and that it is in the process of positioning itself to take advantage of these growing global markets for vehicle security systems.

BUSINESS STRATEGY

      Key elements of the Company's business strategy include the following:

      -    Focus Sales Efforts to OEM customers.

      The Company intends to focus its sales and marketing efforts toward the OEM market primarily through the following:

           Auto Brand Distribution to Dealers -- The Company presently markets its products to more than 9,000 automobile dealers in North America pursuant to private label purchase agreements with General Motors, Ford and Chrysler under the automakers' brand names including Mr. Goodwrench(TM), Ford Remote Systems(TM) and Mopar(TM), respectively, and it believes that additional growth opportunities are available through such dealers. The Company expects to pursue these opportunities by continuing to promote its sales to dealers through personal calls on dealers by the Company's sales staff, dealer education programs, seminars, product literature and manuals and on-site promotional items such as signs. To support such sales efforts, the Company intends to continue to offer technical support service and toll-free telephone lines to answer questions and help with problems.

           Direct Sales to Manufacturers for Factory Floor Installation -- The Company believes that there is potential for expanding its sales to OEMs for such items as remote keyless entry systems, basic alarm systems and sensors. In light of increased consumer demand for systems offered in top-of-the-line models, OEMs are increasingly offering such systems. It is the Company's intent to capture a larger share of this market, which is currently supplied by more traditional OEM electronic suppliers such as TRW, Motorola and United Technologies. The Company's efforts in this regard currently consist of direct sales calls to automobile manufacturers by the Company's sales personnel and independent manufacturers representatives, and are focused on obtaining long-term supply contracts.


      -    Continue Sales to Post-Delivery Market

      Historically, the Company has successfully marketed to independent retailers and mass merchandisers. Currently, the Company sells to more than 1,200 independent retail specialty stores, automotive expediters, and mass merchandisers. The Company intends to continue its focus on this market.

      -    Expand European Presence

      The Company believes that it has significant growth opportunities both in the OEM and retail markets in Europe. Recognizing this, the Company acquired Europe Auto Equipement (EAE) as of January 1, 1994. The Company is currently concentrating its European sales efforts in France. Further expansion into other European markets is complicated by certain factors such as government approvals and insurance industry accreditation required to sell its products. In certain European countries, insurance industry certification of a vehicle security system is a prerequisite to obtaining theft insurance for most motor vehicles. The Company has received French and Belgian insurance industry accreditation for its electronic security systems, but to date has been unable to secure German insurance industry accreditation required to sell its products in Germany. European insurance industry standards are subject to change without notice; and, in 1994, significant changes in industry standards required the development and introduction of new products for 1995. The Company is currently seeking accreditation in several major European countries in an effort to take advantage of the growing market for vehicle security systems.

      -    Enhance Engineering Capability

      In order to stay competitive and deliver high quality, consumer-friendly vehicle security systems, the Company plans to continue to enhance its engineering and product testing capabilities. The Company believes that multiplexing systems planned for some top-of-the-line automobiles will allow more efficient access to a larger number of vehicle operations than present conventional wire harness electrical systems, and that the presence of these multiplexing systems will present potential growth opportunities for the Company over the next decade. The Company believes that it is favorably positioned to increase its business opportunities for interfacing with multiplexing systems because of the Company's reputation for technical innovation, quality, reliability and competitive pricing. See "Engineering, Research and Development."

      -    Shorten Product Development and Introduction Cycles

      The Company believes that short product development cycles are essential to its success. Such cycles enable the Company to capitalize upon the higher margins that are associated with the introduction of new products and positions the Company to establish itself as a leader in its existing as well as its new markets. The Company's efforts in this area include simultaneous engineering which utilizes product teams from the engineering and manufacturing divisions of the Company whose function is to streamline product development and introduction cycles.

PRODUCTS

      The Company's vehicle security systems utilize low power radio frequency technology and are operated by remote micro-transmitters. Frequencies and the manufacture of transmitters and receivers used in the Company's remote systems are different in European countries than in the U.S. and are regulated separately in each country in which the Company does business.

     The Company's vehicle security systems fall into two broad categories: alarm systems and remote keyless entry systems.

     Alarm Systems -- In general, the Company's alarm systems contain two major components: an immobilizer circuit and a siren. The immobilizer circuit prevents the automobile from being started unless the alarm system has been turned off. Each system automatically resets itself after the siren has been sounded for a predetermined period. Many of these systems allow the operator to choose between manually setting the alarm upon leaving the vehicle and having the alarm automatically set one minute after the keys are removed from the ignition switch. Various other components, such as hood locks and intrusion sensors, can generally be added to the alarm system.

     Historically, most of the Company's sales have consisted of remote alarm systems, with a basic unit consisting of a remote micro-transmitter, which can be attached to the operator's keychain, and a control unit, which is located inside the automobile. The remote micro-transmitter is used to turn the alarm system on and off. This basic unit is typically sold as part of a system which is configured in various ways based upon the customer preferences and distribution channels.

     In addition to remote alarm systems, the Company also produces digital and passive alarm systems which offer a lower level of protection. Digital systems, unlike remote systems, do not offer a way to turn the alarm system on and off from outside the vehicle. Instead, upon entering the vehicle, the operator has a fixed period of time to turn off the alarm system by entering the proper numerical sequence on a keypad. Passive alarm systems are much like digital systems, except that the operator only needs to insert the key in the ignition switch of the automobile to turn off the alarm.

     Remote Keyless Entry Systems -- The Company's remote keyless entry system enables the operator to use the remote micro-transmitter to lock and unlock the doors or open the trunk from outside the vehicle without having to use keys, to turn on the interior light to see if anyone is waiting inside the vehicle and to set off the siren in the event of a personal emergency.

     The Company's vehicle security systems, most of which are now remote systems, include Code-Alarm(R), Chapman(R) and Anes(R) brands in the U.S. and Dragon, Jack-Code, Codalarme(R) and Euro-Alarm in Europe.

     The Company's products are sold into two categories: pre-delivery and post-delivery. Pre-delivery includes those products sold in the OEM market for vehicle installation before delivery of a new vehicle to the purchaser through installation by the automaker or as a dealer-installed option or by an automotive expediter. Post-delivery includes those products which are installed on a vehicle already owned by the customer, generally through retail specialty stores and mass merchandisers.

                                      FOR THE YEAR ENDED DECEMBER 31,
                                      -------------------------------
                              1993                 1994                  1995
                              ----                 ----                  ----
                         NET                   NET                   NET
                        SALES      PCT.       SALES      PCT.       SALES      PCT.
                      ---------  ---------  ---------  ---------  ---------  --------
                      (IN THOUSANDS, EXCEPT FOR PERCENTAGE DATA)
U.S.
 Pre-delivery(1) ...    $23,391    47%       $27,367     37%       $31,222      45%
 Post-delivery(2) ..     20,210    40         23,832     32         15,754      23
Europe(3)
 Pre-delivery ......         --    --          8,031     11          7,631      11
 Post-delivery .....         --    --          9,430     13         11,605      17
Other(4) ...........      6,509    13          4,848      7          2,976       4
                        -------   ---        -------    ---        -------     ---

  Total ............    $50,110   100%       $73,508    100%       $69,188     100%
                        =======   ===        =======    ===        =======     ===

_______________

(1)  Pre-delivery includes sales to OEMs and expediters.

(2)  Post-delivery includes all other vehicle security system sales.

(3)  The Company acquired EAE and Code-Alarm Europe on January 1, 1994.

(4) Includes contract manufacturing, home security systems and discontinued operations, including mechanical security devices.

CUSTOMERS

     The Company's primary OEM customers consist of General Motors, Ford, Peugeot, Chrysler, Volkswagen-Audi Group France, and Subaru. Historical sales by the Company to these customer groups and to other OEMs and expediters are set forth below.


                                     YEAR ENDED DECEMBER 31,
                                     -----------------------
                           1993                  1994                 1995
                           ----                  ----                 ----
                                AS A                  AS  A                 AS A
                               PERCENT               PERCENT              PERCENT
                      NET     OF TOTAL      NET     OF TOTAL      NET     OF TOTAL
                      OEM      NET OEM      OEM      NET OEM      OEM     NET OEM
                     SALES      SALES      SALES      SALES      SALES     SALES
                   ---------  ---------  ---------  ---------  ---------  --------
                   (IN THOUSANDS, EXCEPT FOR PERCENTAGE DATA)
General Motors ..    $ 7,809     33%      $ 7,964      22%      $ 9,047       23%
Ford ............      7,853     34         8,010      23         7,728       20
Peugeot .........         --     --         5,207      15         6,249       16
Chrysler ........      2,029      9         2,057       6         2,766        7
Volkswagen ......         --     --         3,277       9         1,213        3
Subaru ..........         --     --            --      --         1,179        3
Other OEMs ......      5,700     24         8,883      25        10,671       28
                     -------    ---       -------     ---       -------      ---

  Total OEM
   Sales ........    $23,391    100%      $35,398     100%      $38,853      100%
                     =======    ===       =======     ===       =======      ===

     With the exception of sales to dealers of General Motors and Ford, no single customer accounted for more than 10% of the Company's total net sales during the year ended December 31, 1995. Sales to General Motors and Ford accounted for 13.1% and 11.2%, respectively, of the Company's total net sales for the year ended December 31, 1995. Pursuant to its agreements with General Motors and Ford, the Company's direct sales personnel and independent manufacturer's representatives engaged by the Company call on, and solicit orders directly from, General Motors and Ford dealers. The Company views individual dealers as its customers.

     The Company historically has placed and expects to continue to place a strong emphasis on its retail customers. The Company believes that accelerated growth in the OEM market for vehicle security systems offers the Company an opportunity to increase future sales and, therefore, its expansion into the OEM market, as well as its continued presence in the retail market, is important to the Company's future success. The increase in pre-delivery installation could have a detrimental effect on the retail market.

     The following table shows the percentage of the Company's total net sales attributable to the OEM and retail market in both Europe and North America for the periods set forth below. This table does not include all other sales for the periods set forth below, which include contract manufacturing, home security systems and discontinued operations and sales to countries outside of North America and Europe:


                                     YEAR ENDED DECEMBER 31,
                                     -----------------------
                                 1993          1994         1995
                                 ----          ----         ----
                             OEM   RETAIL  OEM   RETAIL  OEM   RETAIL
                             ----  ------  ----  ------  ----  ------
           North America ..    52%   48%   39%     37%   47%     24%
           Europe .........    --    --    11%     13%   12%     17%


MARKETING

     Sales of the Company's products to OEMs are made directly by the Company's sales and marketing personnel located at the Company's Madison Heights, Michigan headquarters and its European offices located in Paris, Brussels, Madrid and Birmingham, England. Through these sales and marketing offices, the Company services its OEM customers. These sales efforts are supported by a field force of 62 salespersons who call directly on dealers to explain and promote the ordering of the Company's products through the OEMs.

     In promoting sales of vehicle security systems that require professional installation, the Company emphasizes dealer education programs, sales and installation seminars, product literature and technical manuals. Educational and marketing efforts are supplemented by direct mail campaigns, technical bulletins, advertising support, sales literature, newsletters, product displays and dealer signs.

     To promote quality, customer satisfaction and relationships with dealers and installers, the Company maintains technical support and consumer support services and toll-free telephone lines to answer questions and to help solve problems with installation or operation of the Company's products.

ENGINEERING, RESEARCH AND DEVELOPMENT

     The Company employs 20 full-time engineers and 31 full-time technicians in its engineering and research and development programs. This staff is divided into three main groups responsible for: (a) providing technical and support services to its customers, (b) improving manufacturing processes, and (c) developing new products. The Company's expenditures for engineering, research and development were approximately 3.4%, 3.7% and 4.9% of revenues in 1993, 1994 and 1995, respectively.

     The Company conducts a variety of research and product development projects designed to achieve improvements in vehicle security systems through the development of new technologies. The Company's products include a number of innovative circuits and features developed by the Company. Past research and development efforts have produced consumer installable vehicle security systems that incorporate many of the features typically found on more expensive professionally-installed systems, as well as the circuitry designed to prevent use of devices designed to search signals to deactivate its alarms.

     The technological innovations of the Company's customers presents both challenges and opportunities for the Company. The Company's products must be advanced enough to efficiently interface with its customer's vehicles. One new innovation which has recently been introduced on certain high-end vehicles is the multiplexing system. The multiplexing system consists of a sophisticated computer processor located in the vehicle, connected to various electrical systems of the vehicle by a single wire, which allows simultaneous communication between multiple vehicle systems. As a result, the vehicle can accommodate more sophisticated operations and technologically complex accessories such as security systems. Multiplexing systems allow security systems more efficient access to a larger number of vehicle operations than do conventional wire harness electrical systems. The Company believes that the presence of multiplexing systems present potential growth opportunities for the Company over the next decade. The Company believes that it is positioned to increase its business opportunities for connecting its products to the multiplexing systems because of the Company's reputation for technical innovation, quality, reliability and competitive pricing.

MANUFACTURING

     The Company produces electronic products at facilities located in Madison Heights, Michigan and Georgetown, Texas. Automated and manual assembly methods are used to produce circuit boards, which are key components of many of the Company's products. The Company is expanding the use of automation in its manufacturing operations. The Company's electronic security systems are designed around the Company's manufacturing processes, which particularly emphasize surface mount technology ("SMT"). SMT is the automated manufacturing process used to place micro electronic components on printed circuit boards with a high level of accuracy and at high speed. The use of SMT enables the Company to design and manufacture products that are compact, portable and reliable and to achieve manufacturing efficiencies that result in lower costs.

     The Company believes that it will have a competitive advantage as a result of its recent development and on-going construction of an on-premises test and validation laboratory and its lower labor costs for U.S. operations.

     While the Company currently does not manufacture its products in Europe, the Company does assemble some of its final products in Europe. At this time the Company is considering various alternatives for manufacturing its products overseas.

     The Company attempts to fill its U.S. orders for vehicle security systems within 48 hours. Current U.S. product backlog, therefore, is not an important indicator of long-term sales trends. However, since European operations are currently supplied from U.S. manufacturing plants, additional inventory requirements necessary to achieve the 48-hour shipment goal have significantly increased working capital requirements and management attention to order and production planning.

SUPPLIERS

     The Company's products include a number of high-technology components that are currently sourced from only a few suppliers and, in some cases, a single supplier. The Company frequently requires large volumes of such components. If the Company's suppliers are unable to fulfill the Company's needs for such components, the Company may be unable to fill customer orders and its business and financial condition, including working capital and results of operations, may be materially and adversely affected. Since part of the Company's strategy is to shorten product development and introduction cycles, occasions may arise in the future where the Company's ability to produce products outpaces its suppliers' ability to supply components. There can be no assurance that the Company can continue to obtain adequate supplies or obtain such supplies at their historical cost levels. The Company has no guaranteed supply arrangements with any of its sole or limited source suppliers, does not maintain an extensive inventory of components, and customarily purchases sole or limited source components pursuant to purchase orders placed in the ordinary course of business. Moreover, the Company's suppliers may, from time to time, experience production shortfalls or interruptions which impair the supply of components to the Company.

There can be no assurance that such shortages will not occur in the future and adversely affect the Company's business and financial condition, including working capital, and results of operations.

PRODUCT WARRANTY

     The Company provides original purchasers of most vehicle security systems with a limited warranty. Scorpion(R) brand products have a one-year limited warranty and Anes(R) brand carries a limited two-year warranty. Dragon, Jack-Code and Codalarme(R) products sold in Europe have a limited one-year repair and replacement warranty. Warranties are customarily limited to replacement of defective parts to the original purchaser. The Company has several disputes pending with customers who claim that its home security and Intercept(TM) systems manufactured by the Company were faulty or inoperable.

     The Company generally warrants contract manufactured products for 60 days. The warranty is limited to replacement of defective material or a price allowance at the Company's option.

COMPETITION

     All markets in which the Company participates are highly competitive, and many current or prospective competitors, including several of the Company's significant OEM customers, are substantially larger and possess significantly greater financial, marketing and technical resources than the Company. An increase in factory-installed vehicle security systems or the introduction of other dealer-installed security systems and remote keyless entry systems by OEM customers or existing and potential competitors could have a material adverse effect on the Company.

     There are a number of other well-known companies manufacturing and distributing electronic components for the automotive after-market which could become effective competitors should they choose to enter the vehicle security market. Many of these companies are much larger and better capitalized than the Company and have established distribution channels. While offshore producers of competing systems have not captured significant market share, these companies could also become significant competitors.

     Competing manufacturers have developed vehicle recovery systems designed to locate stolen automobiles. Sales of other companies' automobile recovery systems could have a material adverse effect on sales of the Company's products. The Company also faces competition from certain mechanical devices such as The Club(TM).

TRADEMARKS AND PATENTS

     The Company markets its vehicle security systems under several registered trademarks. The Company also has patents and patent applications pending for certain of its products and components. The Company considers its trademarks, patents and patent applications to be valuable, and has defended, and intends to continue vigorously defending, its patented and proprietary technology from infringement or misappropriation. There can be no assurance that the Company's measures to protect its proprietary rights will deter or prevent unauthorized use of the Company's technology. Furthermore, the laws of certain countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company has applied for patents on certain inventions in Europe; however, none of these patents has yet been granted nor is there any assurance that patents will be granted in the future. In addition, the Company may, from time to time, become subject to legal claims asserting that the Company has violated intellectual property rights of third parties.
In the event a third party were to sustain a valid claim against the Company and in the event any required license were not available on commercially reasonable terms, the Company's business and financial condition, including working capital and results of operations, could be materially and adversely affected.

REGULATION

     The FCC regulates the assignment of frequencies for manufacture and sale of remote vehicle security systems and remote keyless entry systems in the U.S. The Company has received FCC authorization to manufacture and sell the devices it currently sells in the U.S. In Europe, similar government agencies in each country regulate the assignment of frequencies and the Company has generally been able to meet the applicable frequency requirements. However, because insurance industry accreditation of vehicle security systems is, in most European countries, a prerequisite to an automobile owner's ability to obtain vehicle theft coverage, the Company's ability to market its products in such countries is dependent upon obtaining such insurance industry approvals and certifications. The Company has received French and Belgian insurance industry accreditation to manufacture and sell electronic security systems. To date, the Company has been unable to secure German insurance industry accreditation required to sell its products in Germany. The Company is selling its products in Spain where no insurance industry certifications are required. European insurance industry accreditation standards are subject to change without notice; and, in 1994, significant changes in industry standards required the development and introduction of new products for 1995.

     The Company's U.S. vehicle security systems are also affected by state insurance laws. The Company is aware of some states that mandate insurance discounts on comprehensive coverage for policyholders who have installed certain types of vehicle security systems. The Company is also aware of at least one state which provides additional discounts for policyholders who have installed vehicle recovery systems.

     The loss of regulatory and insurance industry approvals or failure to obtain necessary authorizations in the future could have a material adverse effect on the Company.

EMPLOYEES

     As of December 31, 1995, the Company employed approximately 552 full-time persons. None of the Company's employees are represented by a labor union or other collective bargaining representative. The Company believes that relations with its employees are good.

ITEM 2.        PROPERTIES.

     The following table sets forth certain information concerning the principal properties leased by the Company:


                                                           APPROX.        APPROX.      LEASE TERM
LOCATION                               USE               SIZE (SQ. FT.)  MONTHLY RENT   EXPIRES
- --------                               ---               -------------   ------------  ----------
950 E. Whitcomb              Office and manufacturing         42,000       $18,800        1997
Madison Heights, MI

1000 E. Whitcomb             Office and warehouse             20,000         8,300        1997
Madison Heights, MI

16742 Burke Lane             Office and warehouse             10,000         4,200        2000
Huntington Beach, CA

300 Industrial Ave.          Office and manufacturing         60,000         7,200        2004
Georgetown, TX

32, Rue Delizy               Office and manufacturing         20,000        20,800*       1997
93694 Pantin Cedex
Paris, France

Julian Camarillo 29 dl       Office and warehouse              4,300         4,900*       1997
28037 Madrid
Spain

Chausee de Moons 1135        Office and warehouse              2,200         1,900*       1998
1070 Brussels
Belgium

21A Monkspath Business       Office and warehouse              6,900         4,200*       2020**
Park
Highlands Road, Sohihu ll
B90 4NZ
England


______________
* Amounts payable under the lease are payable in local currencies and are subject to fluctuations in the exchange rates.

**   Terminable upon 3 months prior written notice by Company.

     Management believes that the facilities presently occupied are adequate to meet the Company's requirements for the foreseeable future. All buildings and equipment are in good working condition.

ITEM 3.        LEGAL PROCEEDINGS.


                         PATENT INFRINGEMENT LITIGATION

     Code Alarm, Inc. v. Electromotive Technology Corporation. Case No. 87-CV-74022-DT. On November of 1987, the Company filed a declaratory judgment action against Electromotive Technology Corporation ("ETC") in the United States District Court for the Eastern District of Michigan, Southern Division seeking a declaration that ETC's U.S. Patent No. 4,585,569 ("the '569 Patent"), describing and claiming a shock or motion sensor system, was invalid or not infringed by the Company. Subsequently, Directed Electronics ("Directed"), of Vista, California, acquired an interest in the '569 Patent and was made a party to the lawsuit. A judgment as to infringement liability was entered against the Company in 1993 based upon the Company's manufacture and sale of a shock sensor device. A bench trial was held on the issue of damages in 1994, but no ruling was made until June 16, 1995, when a judgment was awarded against the Company in the amount of $5.4 million for infringement (about $5.9 million when interest and other costs are included). The Company, after the liability decision was rendered, filed a notice of appeal of the decision and appealed the decision to the Court of Appeals for the Federal Circuit. After the notice of appeal was filed, it was discovered that ETC had failed to timely pay the first maintenance fee on April, 1990, required to maintain the '569 Patent with the U.S. Patent and Trademark Office (the "Patent Office"). Thus, the '569 Patent lapsed for a ten month period of time. The Company subsequently filed a motion with the United States District Court for the Eastern District of Michigan, Southern Division requesting certification for remand of the case for consideration of
(1) the Company's intervening rights for the ten month lapse of the '569 Patent,
(2) reconsideration of the award of enhanced damages for willful patent infringement and attorney fees in view of ETC's failure to notify the Company and the court of the lapse, and (3) an appeal of the Patent Office's decision to reinstate the '569 Patent. This motion was held moot following a granting of the Company's motion to dismiss its appeal of the judgment to the Court of the Appeals for the Federal Circuit, on January 3, 1996. The Company subsequently filed a motion with the United States District Court for the Eastern District of Michigan, to amend and reduce the judgment based upon the late payment of the maintenance fee and lapse of the '569 Patent. This motion was denied on March 7, 1996. The Company now intends to appeal this decision as well as the decision as to infringement damages. The Company has posted a letter of credit in lieu of an appeal bond in the amount of $5.9 million, representing the amount of the judgment, including interest. Both ETC and Directed are asserting patent infringement claims against two other shock sensor embodiments, one of which is the Company's principal shock sensor unit. Trial is scheduled to occur on this latest infringement matter on or about April 15, 1996. The Company has obtained various expert opinions concerning its potential infringement in this latest suit and, based upon these opinions, is of the belief that it will prevail in this action.

     Magnadyne Corporation v. Code Alarm, Inc.   Case  No.  96-60011.  On
January 17, 1996 Magnadyne Corporation filed, in the United States District Court for the Eastern District of Michigan, Southern Division, a complaint alleging that the Company infringes upon United States Patent Number 5,285,186 ("the '186 Patent"). The Company denied the infringement charges and has filed counter-claims, on February 6, 1996, for damages arising out of the assertion of the '186 Patent against the Company. This case remains in the early stages of discovery.

     Code Alarm, Inc. v. The United States International Trade Commission. Inv. No. 337-TA-355. On September 19, 1995 the United States Court of Appeals for the Federal Circuit affirmed the ITC Administrative Law Judge's holding of Invalidity of United States Patent Number 5,049,867, owned by the Company.

     Code Alarm, Inc. v. Magnadyne Corporation, Barry Carren, Do-It-Yourself-Security and James Compton, Civil Action No. 1-95 CV 0054 (CRR) filed March 21, 1995 in the United States District Court for the District of Columbia and Transferred on April 6, 1995 to the United States District Court for the Central District of California sitting in Los Angeles, California. The Company seeks damages for alleged infringement of United States Patent Number 4,740,775 ("the '775 Patent) owned by the Company. A counterclaim has been filed alleging invalidity and non-infringement of the '775 Patent and seeking an injunction, legal fees and costs. This matter is set for trial on July 9, 1996 and remains in the early stages of discovery.

     Code Alarm, Inc. v. Sherwood, Inc., Inkel USA and Alfred J. Menozzi, Civil Action No. 95-4797 AWT filed on July 20, 1995 in the United States District Court for the Central District of California sitting in Los Angeles, California. The Company is seeking damages for alleged infringement of United States Patent Number 4,740,775 owned by the Company. The parties have reached a general settlement of all claims. Final details of the settlement remain to be finalized.

     Directed Electronics, Inc. v. Code Alarm, Case No. 95-0513S(CGA) is a declaratory judgment suit filed by Directed Electronics ("Directed") on April 18, 1995 in the United States District Court for the Southern District of California seeking a declaration that the plaintiff does not infringe upon United States Patent Number 4,740,775 ("the '775 Patent") and/or that the '775 Patent is invalid and/or unenforceable. The Company has counterclaimed seeking damages arising from Directed's infringement of the '775 Patent and has denied the invalidity and non-infringement/unenforceability allegations. Although, this case remains in the early stages of discovery the Company has obtained an independent opinion of counsel that Directed is infringing the '775 Patent.

     Code Alarm, Inc. v. Directed Electronics, Daryl Issa, and A Class Tint and Alarm, Case No. A-95-CA-437 (JRN), filed by the Company on July 26, 1995 in the United States District Court, Western District of Texas, Austin Division, alleging damages arising from infringement of United States Patent Number 4,740,775. The case against Directed Electronics was transferred to the United States District Court for the Southern District of California on December 14, 1995. The case against the remaining parties was stayed.

     In the matter of Certain Starter Kill Security Systems, Inv. No. 337-TA-379, On November 21, 1995 the United States International Trade Commission instituted, upon request of the Company, an investigation to determine whether products allegedly imported by Directed Electronics, Inc. of Vista, California from the Nutek Company of Taipei, Taiwan infringe United States Patent Number 4,740,775 owned by the Company. In addition to claims of patent infringement, the Company sought, in this action, to halt the importation and sale of the alleged infringing goods into the United States. On February 26, 1996, pursuant to Commission Rule 210.21, the Company filed a motion to terminate the investigation. On March 5, 1996, Administrative Law Judge Luckern issued a Final Initial Determination granting the Company's motion to terminate the investigation. On March 15, 1996, Directed filed a petition for review of the final initial determination and on March 22, 1996 both the Company and the ITC filed responses opposing Directed's petition for review. Resolution of Directed's petition for review is pending.


                         ACQUISITION-RELATED LITIGATION

     Aureo Rivera Davila and Aureo E. Rivera v. Asset Conservation, Inc., Gabriel Guijarro Brunet, Iris Nieves DeGuijarro and their marital conjugalship, Chapman Industries Corporation, Chapman Products, Inc., Chapman Security Systems, Inc. and Code Alarm, Inc.. Case Number 90-2118 (SEC) United States District Court for the District of Puerto Rico. On January 19, 1990, Chapman Security Systems, Inc. ("Chapman Security"), a wholly owned subsidiary of the Company, purchased certain of the assets of Chapman Products, Inc. ("Chapman Products") from LaSalle National Bank, in a private sale in accordance with
Section 9-504 of the Illinois Uniform Commercial Code. On August 17, 1990, Aureo Rivera Davila and Aureo E. Rivera ("Plaintiffs") filed a complaint against Asset Conservation, Inc. (a distributor of the now defunct Chapman Industries Corporation ("Chapman Industries"), Gabriel Guijarro Brunet and Iris Nieves DeGuijarro and their marital conjugalship, alleging infringement of United States Patent No. 3,548,373 (the "373 Patent"). Plaintiffs have a default judgment in the amount of about $19.4 million, in addition to interest, entered by the United States District Court for the Northern District of Illinois in 1990 against Chapman Industries Corporation for infringement of the '373 Patent. On March 16, 1995, the Plaintiffs added Chapman Products, the Company and its subsidiary, Chapman Security, as principal defendants in the case and are attempting to assert their default judgment against the Company and Chapman Security on a theory that the Company is the sole owner of Chapman Security and that the Company is a successor in interest to Chapman Industries. Plaintiffs also allege that the asset purchases by Chapman Products and then by Chapman Security were fraudulent conveyances. The Company has tendered defense of the complaint to LaSalle National Bank, which is providing for the defense of the fraudulent conveyance claims as well as certain of the successor liability claims brought by Plaintiffs under a reservation of rights against the Company and Chapman Security. This proceeding is in the early stages of discovery and is not expected to be resolved in the near future. On November 22, 1995, the Court issued an order to show cause why the case should not be remanded to the United States District Court for the Northern District of Illinois. Plaintiff's reply in this matter is due to be filed on or before March 27, 1996 and resolution of this issue should follow shortly thereafter. The size of this judgment (which, with interest, is currently estimated to be approximately $28.6 million), is so large that if it is enforced against the Company and Chapman Security, the likely award would exceed the Company's shareholders' equity.

     Asset Conservation, Inc. filed a third party complaint in the same case on June 16, 1992 against Chapman Industries, Chapman Products, the Company and Chapman Security alleging that they have a duty to indemnify Asset Conservation for all damages sustained by it in the litigation, based upon Asset Conservation's previous distributor and indemnification agreement with Chapman Industries, which Asset Conservation claims was assumed by Chapman Products and Chapman Security. On November 22, 1995 the third party complaint was dismissed, with prejudice, against all third party defendants, including the Company. The Plaintiffs are seeking reconsideration of the dismissal of the third party complaint.


                               PRODUCT LITIGATION

     Intercept Security Corporation v. Code Alarm, Inc. and Rand Mueller.
Case No. 95-40239. On July 19, 1995, Intercept Security Corporation, a Canadian distributor of the Company's home security systems ("Intercept"), filed suit in the United States District Court, for the Eastern District of Michigan, Southern Division, alleging that certain home security products manufactured and sold by the Company failed to perform in a manner consistent with the alleged representations of the Company. The complaint alleges that the Company committed fraud, misrepresentation, and breached an implied and an express warranty emanating from the sale of these goods to Intercept. On March 27, 1995, Intercept Security Corporation filed an amended complaint adding Rand Mueller to the suit and making the same allegations against Rand Mueller. The Company's provider of directors and officers liability insurance coverage has agreed to provide a defense for Rand Mueller, subject to a reservation of rights. The case remains in the early stages of discovery and the exposure, if any, to the Company or to Rand Mueller cannot be ascertained at this time.



                                OTHER LITIGATION

     Parasol Group, Ltd. v. Code Alarm, Inc. Case No. 95-4713-RSWL (Mc). On December 15, 1994, Parasol Group Filed, in the Superior Court for the County of Los Angeles, CA, a complaint seeking approximately $200,000 in damages for consulting services allegedly performed by Parasol's president, Nathan Sassover. On April 26, 1995, Parasol refiled the action in the United States District Court for the Central District of California. The Company denied the allegations and counterclaimed for damages including, without limitation, damages resulting from Parasol's fraud and misrepresentation. The case is presently in the early stages of discovery and the Company's liability, if any, cannot be determined.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock has been traded on the NASDAQ Stock Market under the symbol "CODL" since October 19, 1987 and has been traded on the NASDAQ National Market since May 17, 1988.

     The following table sets forth certain information about the price of the Common Stock which is based on the high and low sales prices for the Common Stock, as reported on the NASDAQ National Market:


                                                          HIGH     LOW
                                                        --------  ------
        1994
        First Quarter ................................   $12      $8 5/8
        Second Quarter ...............................   11 7/8    8 3/8
        Third Quarter ................................   12 3/8    8 3/4
        Fourth Quarter ...............................   11 5/8    8 1/2

        1995
        First Quarter ................................  $10 1/4   $7
        Second Quarter ...............................    9 3/8    6 3/8
        Third Quarter ................................    7        6 1/2
        Fourth Quarter ............................ ..    7 1/4    6 1/8


     On March 29, 1996, the last reported sale price of the Common Stock as reported on the NASDAQ National Market was $4 3/8 per share. As of March 29, 1996, there were approximately 298 shareholders of record of the Company's Common Stock.

     Under the terms of the credit agreement with its commercial bank, the Company may not purchase, redeem, retire, or otherwise acquire and shares of its Capital Stock, or make a commitment to do so, without the bank's prior written consent. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations" and "Note 4 to Financial Statements".


DIVIDEND POLICY

     Historically, the Company has not paid any cash or other dividend. The Company does not expect to pay dividends in the foreseeable future but currently intends to retain any earnings to finance operations and to support future growth. Furthermore, the Company's bank credit facility agreement prohibits the payment of dividends. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations" and "Note 4 to Financial Statements".

ITEM 6. SELECTED FINANCIAL DATA.

     The selected historical consolidated financial data shown below have been derived from the Company's audited consolidated financial statements for the years shown.





                                                                                              YEAR ENDED DECEMBER 31,
                                                                                              -----------------------
                                                                               1991        1992        1993        1994(1)  1995 (1)
                                                                              -------     -------     -------     -------   -------
                                                                                   (IN THOUSANDS, EXCEPT PER SHARE AND RATIO DATA)
INCOME STATEMENT DATA:
Net sales.........................................................            $43,571     $45,685     $50,110     $73,508   $69,188
Cost of sales.....................................................             29,247      32,296      30,190      45,886    44,718
                                                                              -------     -------     -------     -------   -------
Gross profit......................................................             14,324      13,389      19,920      27,622    24,470
Engineering.......................................................              1,069       1,617       1,688       2,696     3,351
Sales and marketing...............................................              8,187       9,791       9,346      13,955    12,099
General and administrative........................................              5,632       5,636       6,520       7,928     9,008
                                                                              -------     -------     -------     -------   -------
Total operating expenses..........................................             14,888      17,044      17,554      24,579    24,458
Income (loss) from operations.....................................               (564)     (3,655)      2,366       3,043        12
Litigation expense................................................                 --          --          --      (4,386)   (1,825)
Other Net (expense)...............................................               (308)       (421)       (222)       (743)   (1,957)
                                                                              -------     -------     -------     -------   -------
Income (loss) before income taxes.................................               (872)     (4,076)      2,144      (2,086)   (3,770)
Income taxes (benefits)...........................................               (250)     (1,174)        608        (710)   (1,046)
                                                                              -------     -------     -------     -------   -------
Net income (loss).................................................            $  (622)    $(2,902)    $ 1,536     $(1,376)  $(2,274)
                                                                              =======     =======     =======     =======   =======
Net income (loss) per common share................................            $ (0.24)    $ (1.16)    $  0.63     $ (0.58)  $ (1.17)
                                                                              =======     =======     =======     =======   =======
Weighted average number of
 common shares outstanding........................................              2,553       2,495       2,445       2,376     2,320
BALANCE SHEET DATA:
Working capital...................................................            $11,626      $9,983     $ 8,164     $12,716   $10,381
Total assets......................................................             25,439      25,136      24,134      37,821    42,043
Long-term obligations.............................................              4,483       5,417       3,867      13,240    33,545
Shareholders' equity..............................................             15,439      12,512      13,280      11,216     8,498


(1) The results of operations includes patent infringement settlement costs in the amount of $4.4 million for the year ended December 31, 1994 and $1.82 million for the year ended December 31, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

     The Company is involved in a patent infringement suit involving a shock sensing device. The damage portion of the trial was completed in January 1995 and at December 31, 1994, the Company recorded an accrual for damages of approximately $4.2 million. In June 1995, the Company received information from the United States District Court that the damages would total $6.0 million. Accordingly, the Company recorded an additional accrual for damages of $1.8 million in 1995.

     The following table sets forth, for the periods indicated, earnings data as a percentage of net sales of the Company:

                                               YEAR ENDED DECEMBER 31,
                                             ----------------------------
                                               1991      1992      1993     1994    1995
                                             --------  --------  --------  ------  -------

Net sales..................................     100.0%    100.0%    100.0%  100.0%   100.0%
Cost of sales .............................      67.1%     70.7%     60.2%   62.4%    64.6%
                                             --------  --------  --------  ------  -------
Gross profit ..............................      32.9%     29.3%     39.8%   37.6%    35.4%
Engineering ...............................       2.5       3.5       3.4     3.7      4.9
Sales and marketing .......................      18.8      21.4      18.7    19.0     17.5
General and administration ................      12.9      12.3      13.0    10.8     13.0
                                             --------  --------  --------  ------  -------
Total operating expenses ..................      34.2      37.3      35.0    33.4     35.4
                                             --------  --------  --------  ------  -------
Income (loss) from operations .............      (1.3)     (8.0)      4.7     4.1      0.0
Litigation expense ........................        --        --        --    (6.0)    (2.6)
Other income (expense) ....................      (0.7)     (0.9)     (0.4)   (1.0)    (2.8)
                                             --------  --------  --------  ------  -------
Income (loss) before income taxes .........      (2.0)     (8.9)      4.3    (2.9)    (5.4)
Income taxes (benefits) ...................      (0.6)     (2.6)      1.2    (1.0)    (1.5)
                                             --------  --------  --------  ------  -------
Net income (loss) .........................      (1.4)     (6.4)      3.1    (1.9)    (3.9)
                                             ========  ========  ========  ======  =======



Year ended December 31, 1995 compared to the year ended December 31, 1994

     The Company's consolidated net sales decreased $4.3 million or 5.9% to $69.2 million, for the year ended December 31, 1995 as compared to $73.5 million for the year end December 31, 1994. The decline is primarily due to the Company's decision to discontinue sales of Do-It-Yourself, mechanical and Vehicle Locator security products to mass merchandisers and independent dealers and to the transportation workers strike in France. The decline is partially offset by increases in OEM and expediter sales.

     For the year ended December 31, 1995, consolidated gross profit decreased $3.2 million, or 11.4%, to $24.5 million as compared to $27.6 million for the year ended December 31, 1994. As a percentage of consolidated sales, gross profit decreased to 35.4% in 1995 from 37.6% in 1994. The decrease was primarily due to start up manufacturing problems with the Company's European parts production in the United States and a lower profit margin on sales in Europe. The Company expects to maintain the current gross profit margin in 1996 due to continued emphasis in OEM sales.

     Consolidated operating expenses decreased $121,000, or less than 1% in 1995 as compared to 1994. The decrease in consolidated operating expense was attributable to decreased sales and marketing expenses, partially offset by increases in engineering, product development costs and general and adminstrative costs. The Company expects to sustain decreases in sales and marketing expenses as a result of continued emphasis on OEM sales, but expects engineering, product development and general and adminstrative costs to remain relatively constant as a percentage of sales in 1996.

     As a result of the foregoing, the Company had consolidated income from operations of $12,000 in the year ended December 31, 1995 compared to operating income of $3.0 million for the 1994 fiscal year.

     Interest expense increased $860,000 for the year ended December 31, 1995, or 133.3%, to $1.5 million as compared to $645,000 for the year ended December 31, 1994. Increases are attributable to higher interest rates and increased indebtedness associated mainly with the acquisition of European Auto Equipment and its operations.

     Other expenses for the year ended December 31, 1995 decreased $2.2 million to $2.3 million as compared to $4.5 million for the year ended December 31, 1994, exclusive of interest expense as discussed above. The $2.2 million decrease is primarily attributable to approximately $1.8 million in additional damages recorded in 1995 from a patent infringement suit as compared to $4.4 million in 1994.

     The Company had an effective income tax rate of 28% on current operating income. Income taxes on foreign operations were approximately 33%. During 1995, the Company charged off state and foreign tax refunds determined to be uncollectable in the amount of $130,000.

     As a result of the foregoing, the company incurred a net loss of $2.7 million, or $1.17 per share for the year ended December 31, 1995 compared to a net loss of $1.4 Million, or $0.58 per share for the year ended December 31, 1994.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

     The Company's consolidated net sales for 1994 increased $23.4 million, or 46.7%, to $73.5 million as compared to $50.1 million in 1993. Excluding the effect of acquisitions (EAE and the remaining interest in Code-Alarm Europe), consolidated net sales increased $5.9 million, or 11.8%, in 1994. The non-acquisition related sales increases resulted primarily from increases in expediters, retail and General Motors/Ford sales volumes.

     The Company's consolidated gross profit for 1994 increased $7.7 million, or 38.7%, to $27.6 million as compared to $19.9 million in 1993. Excluding the effect of acquisitions, consolidated gross profit for 1994 increased $1.4 million, or 7.0%. As a percentage of consolidated sales, gross profit decreased to 37.6% in 1994 from 39.8% in 1993. Such decreases were primarily due to launch costs associated with the introduction of the Euro Alarm in the fourth quarter of 1994.

     Consolidated operating expenses for 1994 increased $7.0 million, or 39.8%, to $24.6 million as compared to $17.6 million in 1993. Excluding the effect of acquisitions, consolidated operating expenses for 1994 increased $1.1 million, or 6.3%. Increases in consolidated operating expenses are attributable to acquisitions as well as other sales, marketing and product development efforts.

     As a result of the foregoing, consolidated income from operations for 1994 increased $677,000, or 28.6%, to $3.1 million as compared to $2.4 million for 1993. The increase was due to the acquisition of EAE and increased volume through General Motors and Ford.

     Interest expense for 1994 increased $366,000, or 131.6%, to $645,000 as compared to $279,000 for 1993. The increase was due to increased interest rates, the acquisition of EAE and debt incurred in connection with the following items: (i) financing sales increases, (ii) the acquisition of an important patent and (iii) the Company's decision to repurchase stock held by two former directors at below market prices as of the date of repurchase.

     Other income (expense) for 1994 increased $4.9 million, or 2,210.4%, to an expense of $5.1 million as compared to an expense of $0.2 million for 1993.
The increase was primarily due to $4.4 million of estimated costs associated with a judgment to be entered against the Company in the patent infringement lawsuit, Code-Alarm v. Electromotive Technologies Corporation. The amount recorded included the Company's estimate at that time of damages, interest and legal fees to be awarded the Plaintiff, as well as expenses that the Company had already incurred, and estimated expenses that might be incurred in an appeal of the judgment.

     The Company's effective income tax rate for the year ended 1994 was 34.0%.

     As a result of the foregoing, the Company incurred a consolidated net loss of $1.4 million, or $0.58 per share, for the year ended December 31, 1994, compared to a net profit of $1.5 million, or $0.63 per share, for the year ended December 31, 1993. Excluding non-recurring expenses related to litigation, the Company earned a profit of $1.5 million or $0.64 per share for the year ended December 31, 1994.


EFFECT OF INFLATION
     The Company does not believe that inflation has had a material impact on its operations over the past three years.


LIQUIDITY AND CAPITAL RESOURCES
     The Company's consolidated working capital was $10.4 million at December 31, 1995 compared to $12.7 million at December 31, 1994, and $8.2 million at December 31, 1993. The current ratio (current assets divided by current liabilities) as of December 31, 1995 is 1.57 to 1, compared to 1.95 to 1 at December 31, 1994, and 2.2 to 1 at December 31, 1993.

     Net cash used in operating activities for the year ended December 31, 1995 was $573,000. The decrease in cash from prior years has been primarily due to increases in inventories, accrued expenses and other assets of $2.7 million, $1.3 million and $1.2 million, respectively. These increases are partially offset by an increase of $3.6 million in accounts payable for the year ended December 31, 1995 and an increase in the reserve for litigation of $2.1 million for the year ended December 31, 1995.

     In May of 1995, the Company concluded a credit agreement with NBD Bank. Under the terms of this agreement, the Company has secured a $13.0 million revolving credit facility, $1.3 million in secured notes and $2.2 million in unsecured notes. The Company has used these facilities for operating capital and to provide financing for an appeal bond in the amount of $5.9 million for the patent infringement litigation. The Company's $13.0 million revolving credit agreement terminates May 23, 1997. On October 17, 1995, the credit agreement was amended to temporarily provide an additional $0.8 million under the revolving credit facility, available until February 29, 1996. On March 18, 1996, the agreement was amended to extend the additional $0.8 million to May 31, 1996. This indebtedness bears interest at the prime rate (8.25% as of March 18, 1996), or at the Company's option, at the LIBOR plus 1.5% to 2.5% for maturities ranging from one to six months (from 7.56% to 7.81% as of March 28, 1996). The credit facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries and the accounts receivable of its domestic and foreign subsidiaries. Furthermore, the Company's obligations under the credit facility have been guaranteed by all of its domestic subsidiaries and are subject to certain covenants including those listed above. The Company's existing bank credit facility contains covenants which require the Company and its subsidiaries to maintain a minimum working capital level, a specified current ratio, a minimum tangible net worth, a minimum ratio of total liabilities to tangible net worth, a specified fixed charges coverage ratio and limitations on indebtedness. As of December 31, 1995, the Company was not in compliance with the loan covenants, as amended. At the request of the Company, the bank amended the covenants enabling the Company to be in compliance as of December 31, 1995.

     On April 12, 1995, NBD amended the loan agreement to place the Company in compliance with all covenants of the agreement as of December 31, 1995.

     As of March 28, 1996, $ 900,000 of the $13.8 million revolving credit facility was unused and available. Under this revolving line of credit, $6.0 million was borrowed under the LIBOR option available to the Company at interest rates from 7.56% to 7.81%.

     The Company historically has been involved in a number of legal disputes, many of which have resulted in litigation, both as plaintiff and as defendant, including a number of proceedings currently pending. The cost of legal proceedings and settlements of lawsuits involving the Company has been a principal cause of the Company's lack of profitability in 1994 and has had a substantial negative impact on the Company's results of operations in 1995. See
Item 3 "Legal Proceedings".

     The Company believes that internally generated funds, together with available credit facilities, are sufficient to meet expected levels of business activity and working capital needs of the Company for the foreseeable future.




ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements, notes thereto and supplementary financial statement schedules with respect to this item are set forth in the Table of Contents to the Consolidated Financial Statements and Consolidated Financial Statement Schedules appearing on page F-1 of this report.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to this item may be found under the caption "Directors, Nominees and Executive Officers" of the Company's 1996 Proxy Statement and such information is incorporated herein by reference.



ITEM 11. EXECUTIVE COMPENSATION.

     Information with respect to this item may be found under the captions "Executive Compensation," "Stock Option Plan" and "Directors' compensation" of the Company's 1996 Proxy Statement and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to this item may be found under the captions "Security Ownership of Certain Beneficial Owners and Management' and "Shareholder Agreement" of the company's 1996 Proxy Statement and such information is incorporated herein by reference.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to this item may be found under the caption "Certain Transactions" of the Company's 1996 Proxy Statement and such information is incorporated hereon by reference.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The documents filed as a part of this report:

         1. Financial Statements:

            The consolidated financial statements and notes thereto filed with this report are listed on page F-1.

         2. Financial Statements Schedule:

            The financial statement schedule filed with this report is listed on page F-1.

         3. Exhibits:

            3.1 Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-18, as amended, Registration No. 33-16991C ("Form S-18").

            3.2 Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1990 ("1990 Form 10-K").

            9. Shareholder Agreement, as amended, incorporated by reference to Exhibit 9 to the Company's Form 10-K for the year ended December 31, 1989 ("1989 Form 10-K").

            10.2 Employment Agreement with Rand W. Mueller, as amended, incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, as amended, Registration No. 33-31356 ("Form S-1"), as further amended by Amendment No. 2 to Employment Agreement incorporated by reference to
                  Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1992 ("September 1992 Form 10-Q").

         10.3     1987 Stock Option Plan, incorporated by reference to Exhibit
                  10.3 to Form S-18, and amendment thereto, incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ending December 31, 1990 ("1990 Form 10-K").

         10.4 Indemnification Agreement with Rand W. Mueller, incorporated by reference to Exhibit 10.4 to Form S-18.

                  The Company has entered into the same form of agreement with the following directors and executive officers as of the dates indicated:

                        Marshall J. Mueller        May 29, 1987
                        Kenneth M. Mueller         May 29, 1987
                        Jack C. Chilingirian       May 29, 1987
                        William S. Pickett         May 29, 1987
                        Alan H. Foster             May 17, 1988
                        David L. Etienne           March 16, 1990
                        Richard Wierzbicki         July 16, 1990
                        Peter J. Stouffer          March 22, 1991
                        Jack D. Rutherford         May 21, 1991
                        Robert V. Wagner           August 3, 1993
                        John G. Chupa              December 9, 1994
                        Michael P. Schroeder       March 24, 1995
                        John C. Moffat             March 24, 1995
                        Dean Jones                 March 24, 1995

         10.6 Consulting and Non-Compete Agreement with David L. Skinner, incorporated by reference to Exhibit 10.6 to 1990 Form 10-K.

         10.7 Non-Compete Agreement with David L. Skinner and Shirley A. Skinner, incorporated by reference to Exhibit 10.9 to Form S-1.

         10.8 Mortgage Agreement with Rand W. Mueller, incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the year ending December 31, 1992 ("1992 Form 10-K").

         10.9 Consulting Agreement with Kenneth M. Mueller, incorporated by reference to Exhibit 10.9 to Form S-18.

        10.10 Lease of real property at 950 E. Whitcomb, Madison Heights, Michigan, incorporated by reference to Exhibit 10.10 to 1992 Form 10-K.

        10.11 Lease of real property at 300 Industrial Avenue, Georgetown, Texas, incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1991 ("1991 Form 10-K").

        10.13 Lease of real property at 32, Rue Delizy, Pantin Cedex, France, incorporated by reference to Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K").

        10.14 Lease of real property at 16742 Burke Lane, Huntington Beach, California, incorporated by reference to Exhibit 14 to 1994 Form 10-K.

        10.19 General Motors Corporation contract, incorporated by reference to Exhibit 10.19 to Form S-1, as amended by amendments incorporated by reference to Exhibit 10.19 to 1994 Form 10-K.

        10.20 Ford Motor Corporation contract, incorporated by reference to Exhibit 10.20 to Form S-1, as amended by amendments incorporated by reference to Exhibit 10.21 to 1994 Form 10-K.

        10.21     Chrysler corporation contract, incorporated by reference to
                  Exhibit 10.21 to Form S-1, as amended by amendments incorporated by reference to Exhibit 10.21 to 1994 Form 10-K.

        10.22 Purchase Agreement with Mitsubishi Motor Sales of America, Inc., incorporated by reference to Exhibit 10.22 to 1992 Form 10-K.

        10.23 Development Agreement by and between the City of Georgetown, Texas and Tessco Group, Inc. concerning redevelopment of real property at 300 Industrial Avenue, Georgetown, Texas, incorporated by reference to Exhibit 10.23 to 1991 Form 10-K.

       10.27 Amended and Restated Loan Agreement with Comerica Bank as of March 31, 1991, incorporated by reference to Exhibit 10.27 to the Company's March 1991 Form 10-Q, as further amended by First and Second Amendments to Amended and Restated Loan Agreement with Comerica Bank as of March 31, 1991, incorporated by reference to Exhibit 10.27 to 1991 Form 10-K, as further amended by Third Amendment to Amended and Restated Loan Agreement with Comerica Bank as of March 31, 1991, incorporated by reference to Exhibit 10.27 to the Company's September 1992 10-Q, and as further amended by the Fourth Amendment to Amended and Restated Loan Agreement with Comerica Bank as of March 31, 1991, incorporated by reference to Exhibit 10.27 to 1992 Form 10-K.

       10.27.3 Ninth Amendment to Amended and Restated Loan Agreement with Comerica Bank as of March 31, 1991, incorporated by reference to Exhibit 10.27.3 to 1994 Form 10-K.

       10.28 Commitment Letter from NBD Bank, April 7, 1995, incorporated by reference to Exhibit 10.28 to 1994 Form 10-K; Loan Agreement with NBD Bank as of May 23, 1995 ("NBD Loan Agreement"), incorporated by reference to Exhibit 10.28 to the Company's Form 10-Q for the quarter ended June 30, 1995; and First Amendment dated June 30, 1995, Waiver Letter dated October 3, 1995, Second Amendment dated October 17, 1995 and Letter Agreeing to amend NBD Loan Agreement dated November 1, 1995, incorporated by reference to Exhibit 10.28 to the Company's Form 10-Q for the quarter ended September 30, 1995 ("September 1995 Form 10-Q").

       10.28.1* Third and Fourth Amendments to NBD Loan Agreement dated November 22, 1995 and March 18, 1996, respectively.

       10.28.2* Letter from NBD Bank dated April 12, 1996 amending NBD Loan Agreement.

       10.29 Purchase Agreement with Subaru of America, Inc., incorporated by reference to Exhibit 10.29 to the Company's September 1995 Form 10-Q.

       23*       Consent of Deloitte & Touche LLP

       27*       Financial Data Schedule


* Attached as an Exhibit hereto.

(b) There were no Reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 1995.

CODE-ALARM, INC. AND SUBSIDIARIES
CONTENTS

                                                                     PAGES
                                                                     -----
      CONSOLIDATED FINANCIAL STATEMENTS OF CODE-ALARM, INC. AND SUBSIDIARIES:

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.............           F-2

      CONSOLIDATED FINANCIAL STATEMENTS:

       BALANCE SHEETS .......................................          F-3

       STATEMENTS OF OPERATIONS .............................          F-4

       STATEMENTS OF SHAREHOLDERS' EQUITY ...................          F-5

       STATEMENTS OF CASH FLOWS .............................   F-6 TO F-7

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...........  F-8 TO F-16

      FINANCIAL STATEMENT SCHEDULE:

       II.  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES ..         F-17

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of Code-Alarm, Inc.


         We have audited the consolidated balance sheets of Code-Alarm, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Code-Alarm, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.



Deloitte & Touche LLP
Detroit, Michigan
April 12, 1996

                       CODE-ALARM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                                        DECEMBER 31,
                                                                                                        ------------
                                                                                                         1994            1995
                                                                                                        ------          ------
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalen..........................................................................       $    107        $    416
Accounts receivable, less allowance for doubtful accounts
 (December 31, 1994 and 1995, $383,000 and $667,000 respectively)................................         11,530          10,592
Inventories (Notes 2 and 4)......................................................................         12,892          14,811
Refundable income taxes...........................................................................           323             825
Deferred income taxes............................................................................            494             560
Other............................................................................................            735           1,338
                                                                                                          ------          ------
     Total current assets........................................................................         26,081          28,542
Property and equipment, net of accumulated depreciation and
 amortization (Notes 3 and 4)....................................................................          4,130           4,500
OTHER ASSETS:
Excess of cost over net assets acquired, net.....................................................          4,293           4,574
Other intangibles, net...........................................................................          1,272             816
Deferred income taxes............................................................................          1,029           1,566
Other............................................................................................          1,016           2,045
                                                                                                           -----           -----
     Total assets................................................................................         37,821          42,043
                                                                                                        ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt (Note 4).......................................................       $  1,443        $  3,921
Accounts payable.................................................................................          8,791          12,362
Income tax payable...............................................................................             --              46
Accrued expenses.................................................................................          3,131           1,832
     Total current liabilities...................................................................         13,365          18,161
Long-term debt (Note 4)..........................................................................          9,511           9,545
Reserve for litigation (Note 9)..................................................................          3,729           5,839
                                                                                                           -----          ------
     Total liabilities...........................................................................       $ 26,605        $ 33,545
                                                                                                        --------        --------
Commitments and contingencies (Notes 5, 8 and 9)

Shareholders' equity (Note 6):
Preferred stock, noncumulative; no par value; authorized
 500,000 shares; none issued.....................................................................             --            ----

Common stock, no par value; authorized 5,000,000 shares;
 issued and outstanding December 31, 1994, 2,319,361
 shares, December 31, 1995, 2,320,361 shares.....................................................         12,209          12,210
Foreign currency translation adjustment..........................................................             49              54
 (Accumulated deficit)...........................................................................         (1,042)         (3,766)
                                                                                                          ------          ------
                                                                                                          11,216           8,498
                                                                                                          ------          ------
                                                                                                        $ 37,821        $ 42,043
                                                                                                         =======        ========


The accompanying notes are an integral part of the consolidated financial statements.

CODE-ALARM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS)




                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------

                                                        1993        1994          1995
                                                       ---------------------------------
Net sales (Note 10) ...........................        $50,110     $73,508       $69,188
Cost of sales .................................         30,190      45,886        44,718
                                                       -------     -------       -------

Gross profit ..................................         19,920      27,622        24,470
                                                       -------     -------       -------
OPERATING EXPENSES:
Sales and marketing ...........................          9,346      13,955        12,099
Engineering ...................................          1,688       2,696         3,351
General and administrative ....................          6,520       7,928         9,008
                                                       -------     -------       -------
                                                        17,554      24,579        24,458
                                                       -------     -------       -------
Income from operations ........................          2,366       3,043            12
                                                       -------     -------       -------
OTHER INCOME (EXPENSE):
Interest expense ..............................           (279)       (645)       (1,505)
Litigation expense ............................              -      (4,386)       (1,825)
Other, net ....................................             57         (98)         (452)
                                                       -------     -------       -------
                                                          (222)     (5,129)       (3,782)
                                                       -------     -------       -------
Income (loss) before income taxes .............          2,144      (2,086)       (3,770)
                                                       -------     -------       -------
INCOME TAXES (BENEFITS) (NOTE 8):
Current .......................................            791         457          (443)
Deferred ......................................           (183)     (1,167)         (603)
                                                       -------     -------       -------
                                                           608        (710)       (1,046)
                                                       -------     -------       -------
Net income (loss) .............................        $ 1,536     $(1,376)      $(2,724)
                                                       =======     =======       =======

Net income (loss) per common share ............        $  0.63     $ (0.58)      $ (1.17)
                                                       =======     =======       =======
Weighted average number of common
shares outstanding ............................          2,445       2,376         2,320
                                                       =======     =======       =======


The accompanying notes are an integral part of the consolidated financial statements.
                                                      F-4

CODE-ALARM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
(IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                                   RETAINED
                                                                                  CUMULATIVE       EARNINGS       TOTAL
                                                             COMMON STOCK           FOREIGN         (ACCU-        SHARE-
                                                         ---------------------    TRANSLATION      MULATED       HOLDERS'
                                                          SHARES       AMOUNT      ADJUSTMENT      DEFICIT)       EQUITY
                                                         --------     --------    ------------     --------      --------
Balance, January 1, 1993    ......................       $  2,495     $ 13,714                     $(1,202)       $12,512
Purchase and retirement of common stock, including
 20,000 shares from a former director ............           (100)        (776)                                      (776)
Stock issued under stock option plan .............              1            8                                          8
Net income for the year ..........................                                                   1,536          1,536
                                                           ------      -------                     -------        -------
Balance, December 31, 1993 .......................          2,396       12,946                         334         13,280
                                                           ------      -------                     -------        -------
Purchase and retirement of common stock from
 former directors ................................           (167)      (1,561)                                    (1,561)
Stock issued under stock option plan .............              1            6                                          6
Stock issued for acquisitions ....................             90          818                                        818
Foreign currency translation adjustment ..........                                      $49                            49
Net loss for the year ............................                                                  (1,376)        (1,376)
                                                           ------      -------          ---        -------        -------
Balance, December 31, 1994 .......................          2,320       12,209           49         (1,042)        11,216
                                                           ------      -------          ---        -------        -------
Stock issued under stock option plan .............                           1                                          1
Foreign currency translation adjustment ..........                                        5                             5
Net loss for the year.............................                                                  (2,724)        (2,724)
                                                           ------      -------          ---        -------        -------
         Balance, December 31, 1995 ..............          2,320       12,210          $54        $(3,766)       $ 8,498
                                                           ======      =======          ===        =======        =======



The accompanying notes are an integral part of the consolidated financial statements.

CODE-ALARM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)



                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                       ---------------------------------
                                                                         1993         1994        1995
                                                                        ------       ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...................................................   $  1,536     $ (1,376)   $ (2,724)
                                                                       --------     --------    --------
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities:
 Depreciation and amortization .....................................      1,381        1,615       1,792
 Gain on sale of equipment .........................................         (6)
 Provision for losses on accounts receivable .......................        726                      592
 Changes in assets and liabilities:
  Accounts receivable ..............................................       (882)        (131)        346
  Inventories ......................................................        743       (3,734)     (2,657)
  Refundable income taxes ..........................................      1,191         (243)       (502)
  Deferred income taxes ............................................        195       (1,167)       (603)
  Other assets .....................................................       (841)         243      (1,245)
  Accounts payable .................................................       (518)         488       3,617
  Accrued expenses .................................................        295         (291)     (1,299)
  Reserve for litigation ...........................................         --        3,729       2,110
                                                                       --------     --------    --------
 Total adjustments .................................................      2,284          509       2,151
                                                                       --------     --------    --------
 Net cash provided by (used in) operating activities ...............      3,820         (867)       (573)
                                                                       --------     --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment ....................................        130
Purchases of property and equipment ................................       (981)      (1,177)       (998)
Purchase of Europe Auto Equipement, net of
 cash received .....................................................                    (931)
Payment for intangible assets ......................................       (477)        (905)
                                                                       --------     --------    --------
 Net cash used in investing activities .............................     (1,328)      (3,013)       (998)
                                                                       --------     --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt .......................................                   4,056       2,021
Reduction of long-term debt ........................................       (141)        (592)     (1,078)
Proceeds from line of credit .......................................     25,389       46,140      28,360
Reduction of line of credit ........................................    (27,133)     (44,289)    (27,424)
Purchase and retirement of common stock ............................       (776)      (1,561)
Issuance of stock options ..........................................          8            6           1
                                                                       --------     --------    --------
 Net cash provided by (used in) financing activities ...............     (2,653)       3,760       1,880
                                                                       --------     --------    --------
Net increase (decrease) in cash and cash equivalents ...............       (161)        (120)        309
Cash and cash equivalents, beginning of year .......................        388          227         107
                                                                       --------     --------    --------
Cash and cash equivalents, end of year .............................   $    227     $    107    $    416
                                                                       ========     ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest ..........................................................   $    288     $    581    $  1,528
                                                                       ========     ========    ========
 Income taxes, net .................................................   $   (887)    $    881    $    200
                                                                       ========     ========    ========

                                                                    (Continued)

Code-Alarm, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(IN THOUSANDS)
(Continued)

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES FOR 1994:

                                                       CODE - EUROPE
                                                       -------------
                                                TOTAL      LTD.        EAE
                                               -------    ------     -------
Fair value of assets acquired................. $ 8,766    $  660     $ 8,106
Amounts paid for net assets acquired..........   2,377       380       1,997
                                               -------    ------     -------
Liabilities assumed........................... $ 6,389    $  280     $ 6,109
                                               =======    ======     =======



     During 1994, the Company entered into a $500,501 capital lease obligation for machinery and equipment.

     During 1995, the Company entered into capital lease obligations of approximately $386,000 for computer equipment and $247,000 for machinery and other capital equipment. Principal payments on these capital leases in 1995 were approximately $97,000 and $39,000 respectively. Also, during 1995, the Company exchanged inventory for a $413,000 note which may be used to reduce the cost of various goods and services received during the next five years.

The accompanying notes are an integral part of the consolidated financial statements.

                                                                          (End)
                                      F-7

                       CODE-ALARM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS OPERATIONS
     The Company designs, manufactures, imports and markets automobile and home security systems, keyless entry systems and related products. The Company is also a contract manufacturer of electronic cable, wire harness and printed circuit board assemblies.

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS
     The Company considers all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.

INVENTORIES
     Inventories are stated at the lower of cost or market. The cost of all inventories is determined on the first-in, first-out ("FIFO") method.

PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost. Depreciation is being provided using the straight-line and accelerated methods over the estimated useful lives of the related assets. Upon retirement or disposal of property or equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in operations. Estimated useful lives are 5 years for furniture and fixtures and leasehold improvements and 3 to 5 years for machinery and equipment.

INTANGIBLE ASSETS
     The excess of acquisition cost over net assets acquired ("Goodwill") is amortized on a straight-line basis over 40 years. The Company continually evaluates the realizability of Goodwill based upon expectations of estimated future cash flow and operating income. Impairment of Goodwill is recognized as a charge to operations when the estimated future cash flows are less than the carrying value of the Goodwill. Based upon its most recent analysis, the Company believes that no impairment of Goodwill exists at December 31, 1995. The costs of all other intangible assets, comprised primarily of covenants-not-to-compete, patents and trademarks, are amortized on a straight-line basis over their respective estimated useful lives, generally five years. Accumulated amortization of intangible assets amounted to approximately $1,643,000 and $ 1,685,000 at December 31, 1994 and December
31, 1995, respectively.

REVENUE RECOGNITION
     Revenues are recognized from sales when the product is shipped. The Company provides an accrual for future product return and warranty costs based upon the prior years' sales and costs incurred. Accrued warranty costs amounted to approximately $300,000 and $150,000 at December 31, 1994 and 1995, respectively.

RESEARCH AND DEVELOPMENT COSTS
     Expenditures for the research and development of new and improved products are charged to operations as incurred and aggregated approximately $358,000, $572,000 and $558,000 for the years ended December 31, 1993, 1994 and 1995 respectively.

MANAGEMENT ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and contingent assets and liabilities at December 31, 1995 and 1994, and revenues and expenses during the three years in the period ended December 31, 1995. The actual results could differ from the estimates made in the preparation of the consolidated financial statements.

EARNINGS PER COMMON SHARE
     Shares issuable under employee stock options were excluded from the computation of the weighted average number of common shares since they were either antidilutive or their dilutive effect was not significant.

FOREIGN CURRENCY TRANSLATION
     The functional currency for the majority of the Company's foreign operations is the French franc. The translation from the franc to U. S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses, net of applicable deferred income taxes, resulting from translation are included in shareholders' equity, and gains or losses resulting from foreign currency transactions are included in the statement of operations.


2.  INVENTORIES
        Inventories consist of the following:

                                                      1994     1995
                                                     -------  -------
                                                      (IN THOUSANDS)
Raw materials .....................................  $ 7,217  $ 7,089
Work in process ...................................    1,552      135
Finished goods.....................................    4,123    7,587
                                                     -------  -------
                                                     $12,892  $14,811
                                                     =======  =======



3.  PROPERTY AND EQUIPMENT
     Property and equipment is summarized by the following major classifications:

                                                      1994     1995
                                                     ------   ------
                                                     (IN THOUSANDS)
Machinery and equipment............................  $7,704  $ 8,586
Leasehold improvements ............................   1,312    1,719
Furniture and fixtures ............................     663    1,004
                                                     ------   ------
                                                      9,679   11,309
       Less accumulated depreciation ..............   5,549    6,809
                                                     ------   ------
                                                     $4,130  $ 4,500
                                                     ======  =======


     Depreciation expense was approximately $1,064,000, $1,093,000 and $1,260,000 for the years ended December 31, 1993, 1994, and 1995 respectively.


4.  LONG-TERM DEBT                                                         1994     1995
                                                                          -------  -------
                                                                           (IN THOUSANDS)
Revolving credit agreement .........................................     $ 4,851  $ 5,787
Term loans..........................................................       3,606    3,276
Working capital facilities..........................................       1,445    3,066
Notes payable.......................................................         185
Mortgage note.......................................................         383      356
Capital lease obligations...........................................         484      981
                                                                         -------  -------
                                                                          10,954   13,466
  Less current portion..............................................       1,443    3,921
                                                                         -------  -------
                                                                         $ 9,511  $ 9,545
                                                                         =======  =======


     In 1994 the Company had a loan agreement with Comerica Bank. The $7,500,000 revolving credit portion of the loan agreement was due June 30, 1997 and was collateralized by accounts receivable, inventory and property and equipment. At the Company's option, the interest rate was at Comerica Bank's prime rate (8.5% at December 31, 1994) or at fixed interest rates equal to the London Interbank Offered Rate ("LIBOR") plus 1% to 1.75% (7.75% at December 31,
1994). The Company also agreed to pay a commitment fee equal to three-eighths of one percent per annum on the difference between $6,000,000 and the outstanding balance.

     This loan agreement was subject to covenants for maintenance of certain debt and cash flow ratios and minimum levels of current assets and tangible net worth. At December 31, 1994, the Company was not in compliance with certain covenants; however, Comerica Bank, at the Company's request, waived the covenant violations.

     Term loans were payable in equal quarterly installments of $200,000 through 1999. At the Company's option, the interest rate was at the Comerica Bank's prime rate or at fixed interest rates ranging from 1% to 1.75% percent above LIBOR on a designated portion of the outstanding loan.

     In May 1995 the above described loan agreement was replaced with a new credit arrangement with NBD Bank. The new credit arrangement provides for a $13 million secured revolving credit facility for working capital requirements, $1.3 million secured non-amortizing notes and $2.2 million unsecured four year term notes. The revolving credit facility expires in May 1997 and bears interest at NBD Bank's prime rate (8.50% at December 31, 1995) or at the Company's option at LIBOR plus 1.5% to 2.5% for maturities ranging from one to six months (from 8.187% to 8.429%, respectively, at December 31, 1995). On October 17, 1995 and March 18, 1996 amendments were added to the original loan agreement which temporarily provide an additional $750,000 under the revolving credit facility, until May 31, 1996. At December 31, 1995 a standby letter of credit in the amount of $5.9 million is outstanding under the revolving credit facility in conjunction with the appeal of the patent infringement settlement as discussed in Note 9.

     The credit facility is subject to certain covenants and restrictions concerning certain debt and working capital ratios, minimum levels of tangible net worth, restrictions on the payment of dividends and purchases of fixed assets and is collateralized by substantially all the assets of the Company and its domestic subsidiaries. Total credit available under the arrangement is subject to a formula of accounts receivable, inventories and appraised value of property and equipment assets. As of December 31, 1995, the Company was in default with certain covenants. NBD Bank has amended the credit agreement. Such amendment will place the Company in compliance with the covenants.

     A foreign subsidiary of the Company has credit arrangements with three commercial banks representing working capital facilities totalling approximately $3.1 million, with interest rates ranging from 8% to 11.5%.

     The mortgage note is payable to the City of Georgetown, Texas, in monthly installments of $4,401, including interest at 7% through January of 2005, and is collateralized by the leasehold improvements.

     The recorded amounts of long term debt approximate fair value as of December 31, 1995.

     The following table sets forth aggregate maturities of long-term debt (excluding capital lease obligations) at December 31, 1995:




     1996 .....................................................                     $ 3,645
     1997 .....................................................                       7,741
     1998 .....................................................                         603
     1999 .....................................................                         328
     Thereafter ...............................................                         168
                                                                                    -------
                                                                                    $12,485
                                                                                    =======




     Minimum lease payments on capital lease obligations at December 31, 1995 are:




     1996 .....................................................                      $  347
     1997 .....................................................                         347
     1998 .....................................................                         347
     1999 .....................................................                         111
                                                                                     ------
      Total minimum lease payments ............................                       1,152
      Less amount representing interest .......................                         171
                                                                                     ------
       Present value of net minimum lease payments                                   $  981
                                                                                     ======

5.  COMMITMENTS

LEASES
     The Company leases certain property and equipment under various operating leases through 2000.

     Future minimum rental payments required for all noncancelable operating leases are as follows for the years ending December 31:


     1996 .......................................................  $898
     1997 .......................................................   284
     1998 .......................................................   128
     1999 .......................................................   125
     2000 .......................................................    86
     Thereafter .................................................   418


     Rent expense under all operating leases was approximately $637,000, $769,000, and $915,000 for the years ended December 31, 1993, 1994 and 1995, respectively.


6.  CAPITAL STOCK

STOCK REPURCHASE
     The Company has repurchased and retired its common stock held by certain former directors in conjunction with their resignation from the Board of Directors. During the year ended December 31, 1993, the Company purchased and retired 20,000 shares for $140,000. During the year ended December 31, 1994, the Company purchased and retired 47,904 shares for $503,000 and 119,180 shares for $1,058,000. No repurchases of such shares were executed in 1995. All repurchases were made below the closing market price on the date of the purchase.

STOCK OPTION PLAN
     The Company has adopted a Stock Option Plan ("Plan") for its key employees and reserved 280,000 shares of common stock for issuance under the Plan. The Plan authorizes the Company to issue Incentive Stock Options and Non-Qualified Stock Options. The Company may grant such options concurrently with Stock Appreciation Rights, which entitle the Company to accept surrender of an option by paying the employee an amount equal to the increase in the price of the Company's common stock from the option date.

     Incentive Stock Options may be issued at a price not less than fair market value as of the grant date. For any employee holding more than 10 percent of the voting stock of the Company, the option price is 110 percent of fair market value at the grant date.

     Non-Qualified Stock Options may be issued at a price not less than 85 percent of fair market value at the grant date. Options are generally exercisable for a ten-year period; however, options granted to any employee holding more than 10 percent of the voting stock of the Company are exercisable over five years. No Non-Qualified Stock Options have been granted.

     The following is a summary of Incentive Stock Options, with Stock Appreciation Rights, granted under the Plan:


                                                 NUMBER OF SHARES
                                                   DECEMBER 31,
                                                 ----------------
                                       1993           1994          1995
                                       ----           ----          ----
Balance, beginning ..............   104,550          25,875       216,375
Granted .........................    46,000         102,000        85,000
Exercised .......................    (6,815)         (1,200)         (400)
Canceled or terminated ..........   (17,860)        (10,300)      (39,200)
                                    -------         -------       -------
Balance, ending .................   125,875         216,375       261,775
                                    =======         =======       =======


     These options and rights were issued at various prices ranging from $4.25 per share to $22.28 per share. At December 31, 1995, 77,625 options were exercisable at prices ranging from $4.25 to $22.28 per share.


7.  ACQUISITIONS

     Effective January 1, 1994, the Company purchased Europe Auto Equipement, S.A. ("EAE"), a French based distributor of vehicle security products. Consideration included $1.6 million and 50,000 shares of the Company's common stock. Also, effective January 1, 1994, the Company purchased Code-Alarm Europe, Ltd., a distributor of vehicle security products in the United Kingdom, for 40,000 shares of the Company's common stock.

     These acquisitions were accounted for as purchases, with the results of their operations included from January 1, 1994. The fair value of assets acquired, including goodwill, was $8,766,000, and liabilities assumed totaled $6,389,000. Goodwill of $1,230,000 is being amortized over 40 years on a straight-line basis.

     The pro forma results listed below are unaudited and reflect adjustments assuming the acquisition occurred January 1, 1993:

                                                               1993
                                                          (IN THOUSANDS)

     Net sales ............................................  $60,768
     Operating earnings ...................................    2,540
     Net earnings .........................................    1,526
     Earnings per share ...................................     0.62

8.  INCOME TAXES

     The effective income tax rates differed from the statutory income tax rate due to the following:


                                                        1993  1994  1995
                                                        ----  ----  ----

        Statutory rate ...............................   34%   34%    34%
        Differences resulting from:
         Goodwill amortization and other
           nondeductible expenses.....................    1     1     (3)
         Effect of foreign tax rates ...........         --    (1)    (1)
         Effect of net operating loss carryforwards ..   (7)   --     --
         Charge off of state and foreign tax
          refunds receivable .........................   --    --     (2)
                                                       ----   ----  ----
        Effective income tax rates ...................   28%   34%   28%
                                                       ====   ====  ====

     Current income tax expense for 1994 and 1995 includes $73,000 and $46,000 of foreign income taxes respectively. There were no foreign income taxes for 1993.

      Deferred tax assets and liabilities as of December 31 consisted of the following:

                                                                                               1994       1995
                                                                                             --------    -------
                                                                                                (IN THOUSANDS)

Expenses deductible earlier for financial statement purposes than for tax purposes ......     $  324       $  378
Litigation loss not deductible for tax purposes .........................................      1,462        1,986
Expense included in inventory for tax purposes ..........................................        181          188
                                                                                              ------       ------
  Total deferred tax assets .............................................................      1,967        2,552
                                                                                              ------       ------
Net value of fixed assets ...............................................................        272          351
Capitalization of assets expensed for tax purposes ......................................        172           75
                                                                                              ------       ------
Total deferred tax liabilities ..........................................................        444          426
                                                                                              ------       ------
Net deferred tax assets .................................................................     $1,523       $2,216
                                                                                              ======       ======


     The Company does not provide United States income taxes on the undistributed earnings of foreign subsidiaries, as such earnings are intended to be reinvested in these operations. Accumulated undistributed earnings of the foreign subsidiaries are approximately $121,000 and $251,000, which would have resulted in federal income taxes of approximately $41,000 and $87,000 at December 31, 1994 and 1995, respectively.



9.  LITIGATION

     The Company is involved in a patent infringement suit involving a shock sensing device. During 1993, the Company was found to be in violation of the patent. The damage portion of the trial was completed in January 1995 and at December 31, 1994, the Company recorded an accrual for damages, including interest and costs, of approximately $4.2 million. In June 1995 the Company received from the United States District Court information that the damages would total $6.0 million. Accordingly the Company has recorded an additional accrual for damages of $1.8 million in 1995. The Company believes that any amount paid will be paid after 1996, or it will be financed with long-term debt. The Company's reserve for litigation and litigation expense include this estimate of damages and incidental professional fees and costs.

     The Company is involved in several legal proceedings following the Company's decision to aggressively defend its patent rights. The Company is asserting its patent rights against the defendants in these cases, and such defendants have made claims against the Company. The outcome of these cases cannot be reasonably estimated.

     The Company, on March 16, 1995, was named as a defendant in an action pending since August 1990 to enforce a patent infringement default judgment rendered against certain predecessors in title to assets now owned by the Company which were purchased by the Company from a bank in January 1990. The amount of the judgment is $19.4 million, which with accumulated interest now has reached approximately $28.6 million. While the Company believes that it has meritorious defenses to the claims asserted in this lawsuit, there can be no assurance that the disposition of this matter will not have a material adverse effect on the Company's financial position, results of operation and liquidity. The ultimate outcome of this lawsuit cannot be determined at this time, and the Company is unable to estimate the range of possible loss, if any.

     Various other legal actions and claims are pending or could be asserted against the Company. Litigation is subject to many uncertainties; the outcome of individual litigation matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not materially affect the financial position, results of operations or liquidity of the Company.


10.  SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

     The Company operates primarily in one business segment -- vehicle security systems. This segment represents more than 90% of consolidated revenue, operating profit and identifiable assets. With the exception of sales to dealers of General Motors Corporation ("GM") and Ford Motor Company ("Ford"), no single customer accounted for more than 10 percent of revenue.

                                                        PERCENT OF TOTAL SALES
                                                        ----------------------
                                                           1993  1994  1995
                                                           ----  ----  ----

GM .......................................................  16%   11%   13%
Ford .....................................................  16%   11%   11%


     With the acquisition of EAE, effective January 1, 1994, the Company expanded its European distribution. Information about the Company's domestic and European operations is as follows:

                                                 YEAR ENDED DECEMBER 31,
                                                 ----------------------
GEOGRAPHIC AREAS                                    (IN THOUSANDS)

Net Sales                                           1994         1995
                                                  --------     --------
 Domestic...............................          $ 55,978     $ 49,952
   European.............................            17,530       19,236
                                                  --------     --------
     Consolidated.......................          $ 73,508     $ 69,188
Operating Income/(Loss)
 Domestic...............................          $  2,623     $   (571)
   European.............................               420          583
                                                  --------     --------
     Consolidated.......................          $  3,043     $     12
                                                  --------     --------
Assets
 Domestic...............................          $ 29,390     $ 29,461
   European.............................             8,431       12,582
                                                  --------     --------
     Consolidated.......................          $ 37,821     $ 42,043
                                                  ========     ========

     Export sales for 1993, 1994 and 1995 were not significant.
                                      F-15

11.  CONCENTRATIONS OF RISK

     The company's products include a number of high-technology components that are currently sourced from only a few suppliers and, in some cases, a single supplier. The Company frequently requires large volumes of such components. If the Company's suppliers are unable to fulfill the Company's needs for such components, the Company may be unable to fill customer orders and its business and financial condition, including working capital and results of operations, may be materially and adversely affected.

                       CODE-ALARM, INC. AND SUBSIDIARIES
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                   COLUMN B    COLUMN C     COLUMN D    COLUMN E
                                  ----------  ----------   ----------  ----------
                                               ADDITIONS
                                              ----------
                                                           CHARGED TO
                                  BALANCE AT   CHARGED TO     OTHER        (1)      BALANCE AT
                                  BEGINNING     COST AND    ACCOUNTS,  DEDUCTIONS,     END
                                  OF PERIOD    EXPENSES    DESCRIBE     DESCRIBE    OF PERIOD
                                  ----------  -----------  ---------  ------------  ---------

Allowance for doubtful accounts:
  Year ended December 31, 1995 ...  $383,000     592,000      --          308,000   $667,000
  Year ended December 31, 1994 ...   554,000          --      --          171,000    383,000
  Year ended December 31, 1993 ...   416,000     726,000      --          588,000    554,000


Note: (1)  Write-off uncollectible accounts, net of recoveries

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CODE-ALARM, INC.
                                            -----------------
                                              (Registrant)




Date: April 15, 1996                      RAND W. MUELLER
- ---------------------                     ------------------
                                          RAND W. MUELLER
                                          President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




RAND W. MUELLER      President (Chief           April 15, 1996
- -------------------  Executive Officer)  -------------------------
RAND W. MUELLER      and Director

ROBERT V. WAGNER     Vice President of          April 15, 1996
- -------------------  Finance (Chief      -------------------------
ROBERT V. WAGNER     Financial Officer)
                     Principal
                     Accounting Officer
                                                April 15, 1996
ALAN H. FOSTER
- -------------------  Director            -------------------------
ALAN H. FOSTER

                                                April   , 1996

- -------------------  Director            -------------------------
KENNETH M. MUELLER

                                                April   , 1996

- -------------------  Director            -------------------------
MARSHALL J. MUELLER
                                                April   , 1996

- -------------------  Director            -------------------------
WILLIAM S. PICKETT
                                                April 15, 1996
JACK D. RUTHERFORD
- -------------------  Director            -------------------------
JACK D. RUTHERFORD
                                                April 15, 1996
PETER J. STOUFFER
- -------------------  Director            -------------------------
PETER J. STOUFFER

                                EXHIBIT INDEX


Exhibit
Number       Description                                               Page
- -------      --------------------------------------------------------------

10.28.1* Third and Fourth Amendments to NBD Loan Agreement dated November 22, 1995 and March 18, 1996, respectively.

10.28.2*     Letter from NBD Bank dated April 12, 1996 amending NBD
             Loan Agreement.

23*          Consent of Deloitte & Touche LLP

27*          Financial Data Schedule.



* attached as an Exhibit hereto.