Form 10-Q
period 1996-03-31
CODE ALARM INC
filed 1996-05-14
CIK 821509

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 1996
                                        --------------

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from              to
                                        ------------    ----------


                      Commission File Number:   016441
                                                ------

                              CODE-ALARM, INC.
                              ----------------
           (Exact name of registrant as specified in its charter)

                                    MICHIGAN
                                    --------
                        (State or other jurisdiction of
                         incorporation or Organization)


                                   38-2334698
                               ------------------
                               (I.R.S. Employer
                              Identification No.)

    950 EAST WHITCOMB, MADISON HEIGHTS, MICHIGAN                     48071
    -------------------------------------------------------------------------
       (Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number, including area code):       810-583-9620
                                                            ------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X         No
              ----       ----

The number of shares outstanding of the registrant's common stock, without par value, as of May 14, 1996 is 2,320,361.

                                     INDEX



                                                                                        Page No.
                                                                                        --------
Part I.  - Financial Information                                                           3

           Consolidated Condensed Balance Sheets -
              As of March 31, 1996 (Unaudited) and December 31, 1995                       3

           Consolidated Condensed Statements of Operations (Unaudited) -
              First Quarter Ended March 31, 1996 and March 31, 1995                        4

           Consolidated Condensed Statements of Cash Flows (Unaudited) -
              First Quarter Ended March 31, 1996 and March 31, 1995                        5

           Notes to Consolidated Condensed Financial Statements                            6

           Management's Discussion and Analysis of Financial                               7
              Condition and Results of Operations



Part II. - Other Information                                                               8

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                                CODE-ALARM, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                                             March 31,               December 31,
                                                                               1996                     1995
ASSETS                                                                      (Unaudited)
                                                                            -----------              ------------
Cash and cash equivalents                                                      $    11                    $   416
Accounts receivable (less allowance for
   doubtful accounts of  $470,000 and
   $667,000, respectively)                                                      11,620                     10,592
Inventories                                                                     13,154                     14,811
Refundable income taxes                                                            992                        825
Deferred income taxes                                                              485                        560
Other                                                                            1,273                      1,338
                                                                               -------                    -------
        Total current assets                                                    27,535                     28,542

Property and equipment, net of accumulated depreciation                          4,208                      4,500
Excess of cost over net assets acquired, net                                     4,551                      4,574
Other intangibles, net                                                             765                        816
Deferred income taxes                                                            1,193                      1,566
Other assets                                                                     2,387                      2,045
                                                                               -------                    -------

        Total assets                                                           $40,639                    $42,043
                                                                               =======                    =======

LIABILITIES & SHAREHOLDERS' EQUITY

Current portion of long-term debt                                              $ 3,486                    $ 3,921
Accounts payable                                                                10,630                     12,362
Accrued expenses                                                                 2,114                      1,832
Income tax payable                                                                  43                         46
                                                                               -------                    -------
        Total current liabilities                                               16,273                     18,161

Long term debt                                                                   9,998                      9,545
Reserve for litigation                                                           5,806                      5,839
                                                                               -------                    -------

        Total liabilities                                                       32,077                     33,545

Shareholders' equity:
   Common stock                                                                 12,210                     12,210
   Foreign currency translation adjustment                                          69                         54
   (Accumulated deficit)                                                        (3,717)                    (3,766)
                                                                               -------                    -------
        Total shareholders' equity                                               8,562                      8,498
                                                                               -------                    -------

        Total liabilities and shareholders' equity                             $40,639                    $42,043
                                                                               =======                    =======


See accompanying notes to consolidated condensed financial statements.

                                CODE-ALARM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                    First Quarter Ended March 31
                                                          1996         1995
                                                         --------------------

Net sales                                                $16,596      $17,159
Cost of  sales                                            10,674       11,218
                                                         -------      -------

Gross profit                                               5,922        5,941

Operating expenses:
  Sales and marketing                                      2,504        3,001
  Engineering                                                856          703
  General and administrative                               2,037        2,145
                                                         -------      -------
                                                           5,397        5,849
                                                         -------      -------

Income from operations                                       525           92

Other income (expense):
  Interest expense                                          (418)        (297)
  Litigation expense                                                   (1,055)
  Other expense                                               (2)         (46)
                                                         -------      -------

Income (loss) before income taxes                            105       (1,306)

Income taxes (benefits)                                       56         (236)
                                                         -------      -------

Net income (loss)                                        $    49      $(1,070)
                                                         =======      =======

Net income (loss) per common share                       $  0.02      $ (0.46)
                                                         =======      =======
Weighted average number of common shares outstanding       2,320        2,320
                                                         =======      =======






See accompanying notes to consolidated condensed financial statements.

                               CODE-ALARM, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                (IN THOUSANDS)



                                                    First Quarter Ended March 31
                                                         1996       1995
                                                         ----       ----
Cash flows from operating activities                  $ (440)    $ (1,412)

Cash flows from investing activities:
        Capital expenditures                             (87)        (427)
        Payments for intangible assets                   (33)

Cash flows from financing activities:
        Net repayments of long-term debt                (521)         212
        Net borrowings on credit facility                676        1,544
        Issuance of stock options                                       1
                                                      ------     --------

Net change in cash and cash equivalents                 (405)         (82)

Cash and cash equivalents, beginning of period           416          107
                                                      ------     --------

Cash and cash equivalents, end of period              $   11     $     25
                                                      ======     ========

SUPPLEMEMTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the quarter for:
        Interest                                      $  237     $     85
                                                      ======     ========
        Income taxes                                  $    0     $      0
                                                      ======     ========


See accompanying notes to consolidated condensed financial statements.

                                CODE-ALARM, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1) The consolidated condensed interim financial statements reflect all adjustments which in the opinion of management are necessary to fairly state results for the interim periods presented. Except for the $1.1 million recorded in connection with the patent infringement suit in the first quarter of 1995, all adjustments are of a normal and recurring nature. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year.

2) The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3)       Inventories consist of the following:

                                                                        March 31,    December 31,
                                                                          1996           1995
                                                                       (Unaudited)
                                                                       -----------   ------------
                          Raw materials                                 $  6,020       $   7,089
                          Work in process                                    195             135
                          Finished goods                                   6,939           7,587
                                                                        --------       ---------
                                                                        $ 13,154       $  14,811
                                                                        ========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of  Operations:

         Code-Alarm's consolidated net sales decreased $563,000, or 3.3%, in the first quarter of 1996 as compared to the first quarter of 1995. The decline in sales was due primarily to the elimination of several product lines and softness in the European market following a general strike in France, offset by an increase in sales to North American original equipment manufacturers.

         Consolidated gross profit decreased $19,000, or 0.3%, in the first quarter of 1996 as compared to the first quarter of 1995. Consolidated gross profit, as a percentage of consolidated net sales for the first quarter of 1996 was 35.7%, as compared to 34.6% for the same quarter in 1995. The increased gross margin percentage was due to productivity improvements and cost containment programs.

         Consolidated operating expenses decreased $452,000, or 7.7%, in the first quarter of 1996 as compared to the first quarter of 1995. Consolidated operating expenses, as a percentage of consolidated net sales, for the first quarter of 1996 were 32.5%, as compared to 34.1% for the first quarter of 1995. The decrease in operating expenses were also due to the company's continued emphasis on cost control, and to a lesser extent the lower sales volume.

         As a result of the foregoing, consolidated operating income improved $433,000, or almost five fold, in the first quarter of 1996 as compared to the first quarter of 1995.

         Interest expense increased $121,000, or 40.7%, in the first quarter of 1996 compared to the first quarter of 1995. The increase was due to additional borrowings and higher average interest rates for the 1996 quarter.

         During the first quarter of 1995, the Company recorded $1.1 million in additional charges in connection with the patent infringement suit. No such accrual was necessary in the first quarter of 1996.

         The Company had an effective income tax rate of 53% for the first quarter 1996. The high rate was due to nondeductible expenses and foreign losses.

         As a result of the above, the Company recorded a net profit of $49,000 for the quarter ended March 31, 1996, or .3% of net sales, as compared to a net loss of $1.1 million, or 6.2% of net sales, in the first quarter of 1995.

Liquidity and Capital Resources

         The Company's consolidated working capital was $11.3 million at March 31, 1996, as compared to $10.4 million at December 31, 1995. The current ratio (current) assets divided by current liabilities) was 1.7 to 1 on March 31, 1996, as compared to 1.6 to 1 at December 31, 1995.

         Net cash used in operating activities for the first quarter ended March 31, 1996, was $440,000. Capital expenditures for the quarter were not significant.

         As of May 7, 1996, $1.3 million of the $13.8 million revolving credit facility was unused and available. In March 1996, the credit agreement was amended to provide an additional $750,000 under the revolving credit facilities through May 31, 1996. As of March 31, 1996, the Company was in compliance with all loan covenants, as amended.

                                    PART II
                               OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

         Directed Electronics, Inc. v. Code Alarm, Inc., Rand Mueller, and
Peter J. Stouffer, Civil Action No. 96-659 B AJB filed on April 15, 1996, in the United States District Court for the Southern District of California, by Directed Electronics, Inc. ("Directed"), seeking damage arising from an alleged anti-trust, unfair competition, interference with prospective economic advantage, and malicious prosecution activities related to the assertion, by the Company, of United States patents 5,049,867 and 4,740,775 against Directed. An answer has not as yet been filed and the Company's liability, if any, cannot be determined at this time.





ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

         (a)       The documents filed as a part of this report:

         (11) Shares issuable under employee stock options were excluded from the computation of weighted average number of shares outstanding since such shares were either anti-dilutive or their dilutive effect was not material.

         (27)      Financial Data Schedules.

         (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                          CODE-ALARM, INC
                                                 -------------------------------
                                                           (Registrant)


Date:      May 14, 1996                          /s/ Rand W. Mueller
           ------------                          -------------------------------
                                                 Rand W. Mueller
                                                 President


Date:      May 14, 1996                          /s/ Robert V. Wagner
           ------------                          ------------------------------
                                                 Robert V. Wagner
                                                 Vice President of Finance
                                                 (Chief Financial Officer)
                                                 (Principal Accounting Officer)

                                Exhibit Index
                                -------------



Exhibit No.                  Description
- -----------                  -----------
    27                       Financial Data Schedule






