Form 10-Q
period 1996-06-30
CODE ALARM INC
filed 1996-08-14
CIK 821509

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 1996.
                                    --------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

     For the transition period from____________ to ___________.


                        Commission File Number:   016441
                                                  ------
                               CODE - ALARM, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

                                    MICHIGAN
                                    --------
                        (State or other jurisdiction of
                         incorporation or organization)


                                   38-2334698
                                ----------------
                                (I.R.S. Employer
                              Identification No.)

950 EAST WHITCOMB, MADISON HEIGHTS, MICHIGAN               48071
- -------------------------------------------------------------------
 (Address of principal executive offices)                (Zip Code)

    (Registrant's telephone number, including area code):   810-583-9620
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

     Yes  X             No
         ---               ---
     The number of shares outstanding of the registrants common stock, without par value, as of August 13, 1996 is 2,320,861.

                                     INDEX

                                                                      Page No.
                                                                      --------

Part I. - Financial Information

     Consolidated Condensed Balance Sheets -
     As of June 30, 1996 (Unaudited) and December 31, 1995                3

     Consolidated Condensed Statements of Operations (Unaudited) -
     Three months ended March 31, 1996 and 1995, and six months
     ended June 30, 1996 and 1995                                         4

     Consolidated Condensed Statements of Cash Flows (Unaudited) -
     Six months ended June 30, 1996 and 1995                              5

     Notes to Consolidated Condensed Financial Statements                 6

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                  7



Part II.  -  Other Information                                            9

                       PART I  -  FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

                                CODE-ALARM, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                           June 30,
                                                            1996             December 31,
ASSETS                                                    (Unaudited)           1995
- -------------------------------------------------------  -----------------  -----------------
Cash and cash equivalents                                $    322            $     416
Accounts receivable (less allowance for                     9,938               10,592
   doubtful accounts of $470,000 and
   $667,000, respectively)
Inventories                                                12,425               14,811
Refundable income taxes                                       590                  825
Deferred income taxes                                         446                  560
Other                                                       1,711                1,338
                                                         --------            ---------
        Total current assets                               25,432               28,542

Property and equipment, net of accumulated depreciation     3,835                4,500
Excess of cost over net assets acquired, net                4,472                4,574
Other intangibles, net                                        687                  816
Deferred income taxes                                       1,703                1,566
Other assets                                                1,831                2,045
                                                         --------            ---------

        Total assets                                     $ 37,960            $  42,043
                                                         ========            =========
LIABILITIES & SHAREHOLDERS' EQUITY

Current portion of long-term debt                        $  4,007            $   3,921


Accounts payable                                            8,325               12,362
Accrued expenses                                            2,541                1,832
Income tax payable                                            349                   46
                                                         --------            ---------
        Total  current liabilities                         15,222               18,161

Long-term debt                                              8,392                9,545
Reserve for litigation                                      5,887                5,839
                                                         --------            ---------
        Total liabilities                                  29,501               33,545
                                                         --------            ---------

Shareholders' equity:
  Common stock                                             12,213               12,210
  Foreign currency translation adjustment                      (6)                  54
  (Accumulated deficit)                                    (3,748)              (3,766)
                                                         --------            ---------
        Total shareholders' equity                          8,459                8,498
                                                         --------            ---------

      Total liabilities and shareholders' equity         $ 37,960            $  42,043
                                                         ========            =========



See accompanying notes to consolidated condensed financial statements.

                                CODE-ALARM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)




                                    Three Months Ended June 30                  Six Months Ended June 30
                                    --------------------------                  ------------------------
                                   1996                1995                    1996                  1995
                                   ----                ----                    ----                  ----
Net sales                    $    15,216           $   18,910             $   31,812             $  36,069
Cost of  sales                     9,441               12,228                 20,115                23,447
                             -----------           ----------             ----------             ---------
Gross profit                       5,775                6,682                 11,697                12,622

Operating expenses:
  Sales and marketing              2,489                2,805                  5,087                 5,806
  Engineering                        664                  743                  1,426                 1,445
  General and administrative       2,275                2,149                  4,312                 4,294
                             -----------           ----------             ----------             ---------
                                   5,428                5,697                 10,825                11,545
                             -----------           ----------             ----------             ---------
Income from operations               347                  985                    872                 1,077

Other income (expense):
  Interest expense                  (387)                (331)                  (805)                 (630)
  Litigation expense                                     (770)                                      (1,825)
  Other expense                       (1)                 (23)                   ( 3)                  (66)
                             -----------           ----------             ----------             ---------

Income (loss) before taxes   $       (41)          $     (139)            $       64             $  (1,444)

Income tax (benefit)                 (10)                 (44)                    46                  (279)
                             -----------           ----------             ----------             ---------

Net income (loss)            $       (31)          $      (95)            $       18             $  (1,165)
                             ===========           ==========             ==========             =========


Net income (loss) per common
  share                      $     (0.01)          $    (0.04)            $     0.01             $   (0.50)
                             ===========           ==========             ==========             =========


Weighted average number of
common shares outstanding          2,321                2,320                  2,321                 2,320
                             ===========           ==========             ==========             =========




See accompanying notes to consolidated condensed financial statements.

                                CODE-ALARM, INC
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                            Six Months Ended June 30
                                                           --------------------------
                                                               1996          1995
                                                           ------------  ------------

Cash flows from operating activities                           $ 1,056   $    248
Cash flows from investing activities:
  Capital expenditures                                             (48)      (572)
  Payments for intangible assets                                   (38)      (900)

Cash flows from financing activities:
   Net borrowings (repayments) of  long-term debt               (1,375)     2,024
   Net borrowings (repayments) on credit facility                  309        (94)
   Proceeds from exercise of stock options                           2          1
                                                               -------   --------

Net change in cash and cash equivalents                            (92)       707

Cash and cash equivalents, beginning of period                     416        107
                                                               -------   --------

Cash and cash equivalents, end of period                       $   322   $    814
                                                               =======   ========





SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the six month period for:
   Interest                                                    $   448   $    702
                                                               =======   ========
   Income taxes                                                      -          -
                                                               =======   ========



See accompanying notes to consolidated condensed financial statements

                                CODE-ALARM, INC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1) The consolidated condensed interim financial statements reflect all adjustments which in the opinion of management are necessary to fairly state results for the interim periods presented. Except for the $ 0.8 million and $1.8 million charge recorded in connection with the patent infringement suit for the three month and six month periods ended June 30, 1995, respectively, all adjustments are of a normal and recurring nature. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year.


2) The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.


3) Inventories consist of the following:



                                                                                 June 30, 1996     December 31,
                                                                                  (Unaudited)         1995
                                                                                 -------------     ------------
                                                        Raw materials            $    5,540        $    7,089
                                                        Work in process                 499               135
                                                        Finished goods                6,386             7,587
                                                                                  ---------        ----------
                                                                                  $  12,425        $   14,811
                                                                                  =========        ==========


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



Results of Operations:

     Code-Alarm's consolidated net sales decreased $4,257,000, or 11.8%, for the first six months of 1996 as compared to the first six months of 1995. The decline in sales was noted primarily in Europe as unprofitable product lines were dropped. North American sales were unchanged as original equipment manufacturer sales were up, offset by a decrease in retail sales as "do-it-yourself" products were discontinued.

     Consolidated gross profit decreased $925,000, or 7.3%, for the first six months of 1996 as compared to the first six months of 1995. Consolidated gross profit, as a percentage of consolidated net sales for the first six months of 1996 was 36.8%, as compared to 35.0% for the same period in 1995. The increased gross margin percentage was due to new product introduction in Europe and to lesser extent product mix in North America.

     Consolidated operating expenses decreased $720,000, or 6.2%, in the first six months of 1996 as compared to the first six months of 1995. Consolidated operating expenses, as a percentage of consolidated net sales for the first six months of 1996 were 34.0%, as compared to 32.0% for the same period in 1995. The increase in operating expenses as a percentage of net sales was due to higher legal expenses and professional fees, and the lower sales level.

     As a result of the foregoing, consolidated operating income decreased $205,000 in the first six months of 1996 as compared to the first six months of 1995.

     Interest expense increased $175,000, or 27.8%, in the first six months of 1996 compared to the first six months of 1995. The increase was due to additional borrowings and higher average interest rates for the 1996 period.

     During the first six months of 1995, the Company recorded $1.8 million in additional charges in connection with the patent infringement suit involving a shock sensing device. No such accrual was necessary for the first six months of 1996.

     As a result of the above, the Company recorded a net profit of $18,000 for the six months ended June 30, 1996, as compared to a net loss of $1.2 million for the comparable period in 1995.


Liquidity and Capital Resources:

     The Company's consolidated working capital was $10.2 million at June 30, 1996, as compared to $10.4 million at December 31, 1995. The current ratio (current assets divided by current liabilities) was 1.7 to 1 at June 30, 1996, as compared to 1.6 to 1 at December 31, 1995.

     Net cash provided by operating activities for the six months ended June 30, 1996, was $ 1.1 million. Capital expenditures for the period were not significant.

     On June 28, 1996, the Company entered into a new two year loan agreement with NBD Bank ("Bank") which amended and restated the prior loan agreement with the Bank. The new agreement provides for a $1.3 million term loan due May 23, 1997, a $1.65 million term loan due May 23, 1999, and a $14.25 million
revolving credit facility.    Borrowings under the term loans bear interest at
prime rate plus 1/4% - 1/2%, and under the revolving credit facility at prime rate plus 1%, or at the Company's option, LIBOR plus 2.25% - 2.5% for borrowings under the term loans, and LIBOR plus 1.5% - 3.5% under the revolving credit facility. Collateral and loan covenants are substantially the same as prior loan agreement. As of June 30, 1996, the Company was in compliance with
all loan covenants.   As of August 8, 1996, $1.0 million of the revolving
credit facility was unused and available.

                                    PART II
                               OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

                 Parasol Group, Ltd. v. Code-Alarm, Inc., Case No. 95-4713-RSWL
         (MC) was filed on December 15, 1994, in the Superior Court for the County of Los Angeles, California. The plaintiff sought approximately $200,000 in damages for consulting services alleged to have been rendered. This case was settled on June 17, 1996.


              The Magnadyne Corporation v. Code-Alarm, Inc., Case No. 96-60011 was filed on January 17, 1996, in the United States District Court for the Eastern District of Michigan, Southern Division seeking damages for alleged patent infringement. This case was settled on May 31, 1996.

              Code-Alarm, Inc. v. The Magnadyne Corporation, Barry Carren, Do-It Yourself Security and James Compton, Civil Action No. 1-95-CV-00541 (CRR) was filed on March 21, 1995 in the United States District Court for the District of Columbia seeking damages for alleged patent infringement. This case was settled on May 31, 1996.

              Code-Alarm, Inc. v. Sherwood, Inc., Inkel U.S.A. and Alfred J. Menozzi, Civil Action No. 95-4797 AWT was filed July 20, 1995 in the United States District Court for the Central District of California sitting in Los Angeles, California seeking damages for alleged patent infringement. This case was settled on July 30, 1996.

              In the matter of Certain Starter Kill Security Systems, Inv. No. 337-TA-379, on November 21, 1995 the United States International Trade Commission instituted, upon request of the Company, an investigation to determine whether products allegedly imported by Directed Electronics, Inc. ("Directed") of Vista, California from the Nutek Company of Taipei, Taiwan infringe United States Patent Number 4,740,775 owned by the Company. In addition to claims of patent infringement, the Company sought, in this action, to halt the importation and sale of the alleged infringing goods into the United States. On February 26, 1996, pursuant to Commission Rule 210.21, the Company filed a motion to terminate the investigation. On March 5, 1996, Administrative Law Judge Luckern issued a Final Initial Determination granting the Company's motion to terminate the investigation. On March 15, 1996, Directed filed a petition for review of the final initial determination and on March 22, 1996 both the Company and the ITC filed responses opposing Directed's petition for review. On April 9, 1996, Directed's petition review was denied.

              Tadiran Electronic Industries, Inc. v. Code-Alarm, Inc., Civil Action No. 96-CIV-05591 was filed on July 25, 1996 in the United States District Court for the Southern District of New York claiming damages from an alleged breach of contract by the Company. The case is in the early stages of discovery and liability, if any, cannot be determined at this time.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              The Company held its annual meeting on May 14, 1996.   The
         stockholders re-elected Mr. Rand Mueller , Mr. Alan H. Foster and
         Mr. Peter J. Stouffer to the board of directors, each receiving at least 1,933,472 votes. Mr. Kenneth Mueller, Mr. Marshall J. Mueller, Mr. Jack D. Rutherford and Mr. William S. Pickett continue their terms as directors of the Company.

              The stockholders ratified the appointment of Deloitte & Touche LLP as the Company's independent certifying accountants for the year end 1996. There were 1,946,032 votes for and 1,810 votes against this matter, with 5,260 votes abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)       The documents filed as a part of this report:

         (3.1) Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-18, as amended, Registration No. 33-16991C ("Form S-18").

         (3.2) Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1990 ("1990 Form 10-K").

         (10.29) Loan Agreement between Code-Alarm, Inc. and NBD Bank dated June 28, 1996.

         (11) Shares issuable under employee stock options were excluded from the computation of weighted average number of shares outstanding since such shares were either anti-dilutive or their anti-dilutive effect was not material.

         (27)      Financial Data Schedules.

         (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CODE-ALARM, INC.
                                             ----------------
                                               (Registrant)



             Date:  August 13, 1996         /s/ Rand W. Mueller
                    ---------------         ------------------------------
                                            Rand W. Mueller
                                            President


             Date:  August 13, 1996         /s/ Robert V. Wagner
                    ---------------         ------------------------------
                                            Robert V. Wagner
                                            Vice President of Finance
                                            (Chief Financial Officer)

                                 EXHIBIT INDEX




Exhibit
Number          Description                                               Page
- --------        -----------                                               ----

  3.1 Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-18, as amended, Registration No. 33-16991C ("Form S-18").

  3.2 Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1990 ("1990 Form 10-K")

 10.29* Loan Agreement between Code-Alarm, Inc. and NBD Bank dated June 28, 1996.

 27*            Financial Data Schedule.




*attached as an Exhibit hereto.