Form 10-Q
period 1996-09-30
CODE ALARM INC
filed 1996-11-14
CIK 821509

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    AND EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 1996.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

     For the transition period from               to            .
                                    --------------  ------------

                        Commission File Number:  016441
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


                                   38-2334698
                                   ----------
                                (I.R.S. Employer
                              Identification No.)

           950 EAST WHITCOMB, MADISON HEIGHTS, MICHIGAN     48071
           ------------------------------------------------------
           (Address of principal executive offices)    (Zip Code)

      (Registrant's telephone number, including area code):   810-583-9620
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

     The number of shares outstanding of the registrants common stock, without par value, as of November 11, 1996 is 2,320,861.

                                     INDEX


                                                                       Page No.
                                                                       --------
Part I. - Financial Information

     Consolidated Condensed Balance Sheets -
        As of September 30, 1996 (Unaudited) and December 31, 1995           3

     Consolidated Condensed Statements of Operations (Unaudited) -
        Three months ended September 30, 1996 and 1995, and nine months
        ended September 30, 1996 and 1995                                    4

     Consolidated Condensed Statements of Cash Flows (Unaudited) -
        Nine months ended September 30, 1996 and 1995                        5

     Notes to Consolidated Condensed Financial Statements                    6

     Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  7



Part II.  -  Other Information                                               9

                        PART I  -  FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

                                CODE-ALARM, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                            September 30,
                                                                1996               December 31,
ASSETS                                                      (Unaudited)                1995
------                                                   -----------------      -----------------

Cash and cash equivalents                                $   711                $   416
Accounts receivable (less allowance for                    9,623                 10,592
   doubtful accounts of $572,000 and
   $667,000, respectively)
Inventories                                               12,454                 14,811
Refundable income taxes                                      765                    825
Deferred income taxes                                        493                    560
Other                                                      1,403                  1,338
                                                         -------                -------
        Total current assets                              25,449                 28,542

Property and equipment, net of accumulated depreciation    3,575                  4,500
Excess of cost over net assets acquired, net               4,452                  4,574
Other intangibles, net                                       626                    816
Deferred income taxes                                      1,521                  1,566
Other assets                                               1,893                  2,045
                                                         -------                -------

        Total assets                                     $37,516                $42,043
                                                         =======                =======

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

Current portion of long-term debt                        $ 3,426                $ 3,921
Accounts payable                                           8,076                 12,362
Accrued expenses                                           2,245                  1,832
Income tax payable                                           107                     46
                                                         -------                -------
        Total  current liabilities                        13,854                 18,161

Long-term debt                                             9,224                  9,545
Reserve for litigation                                     5,928                  5,839
                                                         -------                -------
        Total liabilities                                 29,006                 33,545
                                                         -------                -------

Shareholders' equity:
  Common stock                                            12,213                 12,210
  Foreign currency translation adjustment                      3                     54
  Accumulated deficit                                     (3,706)                (3,766)
                                                         -------                -------
        Total shareholders' equity                         8,510                  8,498
                                                         -------                -------

        Total liabilities and shareholders' equity       $37,516                $42,043
                                                         =======                =======



See accompanying notes to consolidated condensed financial statements.

                                CODE-ALARM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)




                                             Three Months Ended                  Nine Months Ended
                                                September 30                        September 30
                                        ---------------------------         --------------------------
                                             1996          1995                  1996         1995
                                        ------------   ------------         ------------  ------------
Net sales                                $15,282       $18,756              $47,094       $54,825
Cost of  sales                             9,218        11,838               29,333        35,284
                                         -------       -------              -------       -------

Gross profit                               6,064         6,918               17,761        19,541

Operating expenses:
  Sales and marketing                      2,695         3,039                7,782         8,845
  Engineering                                629           872                2,055         2,317
  General and administrative               2,313         2,011                6,625         6,307
                                         -------       -------              -------       -------
                                           5,637         5,922               16,462        17,469
                                         -------       -------              -------       -------
Income from operations                       427           996                1,299         2,072

Other income (expense):
  Interest expense                          (400)         (326)              (1,205)         (956)
  Litigation expense                                                                       (1,825)
  Other income (expense)                      13           (21)                  10           (86)
                                         -------       -------              -------       -------

Income (loss) before taxes                    40           649                  104          (795)

Income tax (benefit)                          (2)          219                   44           (60)
                                         -------       -------              -------       -------

Net income (loss)                        $    42       $   430              $    60       $  (735)
                                         =======       =======              =======       =======

Net income (loss) per common share       $  0.02       $  0.19              $  0.03       $ (0.32)
                                         =======       =======              =======       =======

Weighted average number of common
shares outstanding                         2,321         2,320                2,321         2,320
                                         =======      ========              =======       =======











See accompanying notes to consolidated condensed financial statements.

                                CODE-ALARM, INC
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                  Nine Months Ended September 30
                                                  ------------------------------
                                                       1996              1995
                                                       ----              ----
Cash flows from operating activities                 $ 1,303           $  (406)

Cash flows from investing activities:
   Capital expenditures                                 (158)             (806)
   Payments for intangible assets                        (36)              (37)

Cash flows from financing activities:
   Repayments of  long-term debt                      (2,507)           (3,359)
   Net borrowings from line of credit                  1,691             4,761
   Proceeds from exercise of stock options                 2                 1
                                                     -------           -------

Net change in cash and cash equivalents                  295               154

Cash and cash equivalents, beginning of period           416               107
                                                     -------           -------

Cash and cash equivalents, end of period             $   711           $   261
                                                     =======           =======





SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the nine month period for:
    Interest                                         $   608           $   814
                                                     =======           =======

    Income taxes                                     $     -           $   150
                                                     =======           =======











See accompanying notes to consolidated condensed financial statements

                                CODE-ALARM, INC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1) The consolidated condensed interim financial statements reflect all adjustments which in the opinion of management are necessary to fairly state results for the interim periods presented. Except for the $1.8 million charge recorded in connection with the patent infringement suit for the nine month period ended September 30, 1995, all adjustments are of a normal and recurring nature. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year.


2) The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.


3)   Inventories consist of the following:



                            September 30, 1996    December 31,
                               (Unaudited)            1995
                               -----------        ------------

         Raw materials         $ 5,567            $ 7,089
         Work in process           463                135
         Finished goods          6,424              7,587
                               -------            -------
                               $12,454            $14,811
                               =======            =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations:
----------------------

     Code-Alarm's consolidated net sales decreased $7,731,000, or 14.1%, for the first nine months of 1996 as compared to the first nine months of 1995. The decline in sales was noted primarily in Europe as the current softness in this market continues and unprofitable product lines sold last year were dropped. North American sales were down 5% due to the Company's decision to discontinue sales of "do-it-yourself" and mechanical and vehicle locator security products to mass merchandisers and independent dealers, and the phase out of contract manufacturing business. This was partially offset by 20% growth in original equipment manufacturer (OEM) sales.

     Consolidated gross profit decreased $1,780,000, or 9.1%, for the first nine months of 1996 as compared to the first nine months of 1995. Consolidated gross profit, as a percentage of consolidated net sales for the first nine months of 1996 was 37.7%, as compared to 35.6% for the same period in 1995.
The increased gross margin percentage was due to new product introduction in Europe, and to lesser extent improved productivity and product mix in North America.

     Consolidated operating expenses decreased $1,007,000, or 5.8%, in the first nine months of 1996 as compared to the first nine months of 1995. Consolidated operating expenses, as a percentage of consolidated net sales for the first nine months of 1996 were 35.0%, as compared to 31.9% for the same period in 1995. The decrease in consolidated operating expenses was attributable to the Company's continued emphasis on cost management and OEM sales. However, higher legal and professional fees were incurred in asserting the Company's patent rights and as defendant in patent infringement suits.

     As a result of the foregoing, consolidated operating income decreased $773,000 in the first nine months of 1996 as compared to the first nine months of 1995.

     Interest expense increased $249,000, or 26.0%, in the first nine months of 1996 compared to the first nine months of 1995. The increase was due to additional bank commitments and higher average interest rates for the 1996 period.

     During the first nine months of 1995, the Company recorded $1.8 million in additional charges in connection with the patent infringement suit involving a shock sensing device. No such accrual was necessary for the first nine months of 1996.

     The Company's high tax rate for the year to date period was due to nondeductible items. The third quarter tax benefit was the result of adjustments to previous estimates for tax refunds.

     As a result of the above, the Company recorded a net profit of $60,000 for the nine months ended September 30, 1996, as compared to a net loss of $735,000 for the comparable period in 1995.


Liquidity and Capital Resources:
--------------------------------

     The Company's consolidated working capital was $11.6 million at September 30, 1996, as compared to $10.4 million at December 31, 1995. The current ratio (current assets divided by current liabilities) was 1.8 to 1 at September 30, 1996, as compared to 1.6 to 1 at December 31, 1995.

      Net cash provided by operating activities for the nine months ended September 30, 1996, was $1,303,000. Capital expenditures for the same period were $158,000.

--------------------------------------------

     On June 28, 1996, the Company entered into a new two year loan agreement with NBD Bank ("Bank") which amended and restated the prior loan agreement with the Bank. The new agreement provides for a $1.3 million term loan due May 23, 1997, a $1.65 million term loan due May 23, 1999, and a $14.25 million
revolving credit facility.    Borrowings under the term loans bear interest at
prime rate plus 1/4% - 1/2%, and under the revolving credit facility at prime rate plus 1%, or at the Company's option, LIBOR plus 2.25% - 2.5% for borrowings under the term loans, and LIBOR plus 1.5% - 3.5% under the revolving credit facility. Collateral and loan covenants are substantially the same as prior loan agreement. As of September 30, 1996, the Company was in compliance
with all loan covenants.   As of November 8, 1996, $2.5 million of the
revolving credit facility was unused and available.

                                    PART II
                               OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS.

                 Parasol Group, Ltd. v. Code-Alarm, Inc., Case No. 95-4713-RSWL
         (MC) was filed on December 15, 1994, in the Superior Court for the County of Los Angeles, California. The plaintiff sought approximately $200,000 in damages for consulting services alleged to have been rendered. This case was settled on June 17, 1996 and has been dismissed.

              The Magnadyne Corporation v. Code-Alarm, Inc., Case No. 96-60011 was filed on January 17, 1996, in the United States District Court for the Eastern District of Michigan, Southern Division seeking damages for alleged patent infringement. This case was settled on May 31, 1996 and has been dismissed.

              Code-Alarm, Inc. v. The Magnadyne Corporation, Barry Carren, Do-It Yourself Security and James Corporation, Civil Action
         No. 1-95-CV-00541 (CRR) was filed on March 21, 1995 in the United States District Court for the District of Columbia seeking damages for alleged patent infringement. This case was settled on May 31, 1996 and has been dismissed.

              Code-Alarm, Inc. v. Sherwood, Inc., Inkel U.S.A. and Alfred J. Menozzi, Civil Action No. 95-4797 AWT was filed July 20, 1995 in the United States District Court for the Central District of California sitting in Los Angeles, California seeking damages for alleged patent infringement. This case was settled on July 30, 1996 and has been dismissed.

              Tadiran Electronic Industries, Inc. v. Code-Alarm, Inc., Civil Action No. 96-CIV-05591 was filed on July 25, 1996 in the United States District Court for the Southern District of New York claiming damages of approximately $500,000 from an alleged breach of contract by the Company. The Company has filed a counterclaim alleging breach of the same contract by Tadiran. The case is in the early stages of discovery and liability, if any, cannot be determined at this time.

              Intercept Security Corporation ("Intercept") v. Code-Alarm, Inc. and Rand Mueller, Civil Action No. 95-40239 was filed on July 19, 1995 in the United States District Court for the Eastern District of Michigan, Southern Division claiming damages from allegedly defective home security equipment of the Company. Intercept has put forth expert testimony supporting damages in excess of two million dollars. The Company's expert places the amount of damages, if any, at less than $40,000. Summary judgment motions have been filed by each side and hearing on these motions is scheduled to occur in January of 1997. The Company intends to defend this action vigorously. The Company's insurance carrier has provided Rand Mueller with legal defense in this matter.

              Directed Electronics, Inc. v. Code-Alarm, Inc., Rand Mueller and Peter J. Stouffer, Case No. 96-659 B AJB was filed on April 15, 1996 in the United States District Court for the Southern District of California alleging violations of anti-trust laws, unfair competition, malicious prosecution and interference with prospective economic advantage due to the assertion of various patents by the Company against Directed Electronics. In November of 1996, the court held that it had no personal jurisdiction over Peter J. Stouffer and Peter J. Stouffer was dismissed from the case. The case is in the early stages of discovery and liability, if any, cannot be determined at this time.

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

         (27)    Financial Data Schedules.

         (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   CODE-ALARM, INC.
                                                   ----------------
                                                       (Registrant)



Date:  November 12, 1996                           /s/ Rand W. Mueller
       -----------------                           -------------------------
                                                   Rand W. Mueller
                                                   President


Date:  November 12, 1996                           /s/ Robert V. Wagner
       -----------------                           -------------------------
                                                   Robert V. Wagner
                                                   Vice President of Finance
                                                   (Chief Financial Officer)

                                 EXHIBIT INDEX



Exhibit
Number       Description                                                   Page
-------      -----------                                                   ----

 3.1 Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-18, as amended,
             Registration No. 33-16991C ("Form S-18").

 3.2 Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1990 ("1990 Form 10-K")

 27*         Financial Data Schedule.                                        13



*attached as an Exhibit hereto.