Form 10-K405
period 1996-12-31
CODE ALARM INC
filed 1997-04-16
CIK 821509

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-K



(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM               TO
                                   ---------------   -----------------

                        COMMISSION FILE NUMBER    016441


                              CODE-ALARM, INC.
--------------------------------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



          MICHIGAN                                            38-2334695
------------------------------                       --------------------------
STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)


950  E.  WHITCOMB, MADISON HEIGHTS, MICHIGAN                    48071
-------------------------------------------------------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)   (810) 583-9620
                                                    ---------------------------


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS:                  NAME OF EXCHANGE ON WHICH REGISTERED:
NONE                                  NONE
------------                          -------------


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                       COMMON STOCK, WITHOUT PAR VALUE
--------------------------------------------------------------------------------
                              (TITLE OF CLASS)

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



     BASED UPON THE LAST SALE PRICE OF THE REGISTRANT'S COMMON STOCK AS REPORTED ON THE NATIONAL ASSOCIATION OF SECURITIES DEALERS AUTOMATED QUOTATION ("NASDAQ") NATIONAL MARKET SYSTEM ON APRIL 14, 1997 ( AS PUBLISHED IN THE WALL STREET JOURNAL DATED APRIL 15, 1997), THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT IS $ 4,061,507.


     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, WITHOUT PAR VALUE, AS OF APRIL 14, 1997 IS 2,320,861.



                      DOCUMENTS INCORPORATED BY REFERENCE:

     PORTIONS OF THE REGISTRANT'S 1997 PROXY STATEMENT ARE INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.

                                     PART 1
ITEM 1.         BUSINESS.

     The Company is a leading designer, manufacturer and marketer of vehicle security systems including alarm and remote keyless entry systems. During the fiscal year ended December 31, 1996, the Company's principal business was the manufacture and sale of vehicle security systems. The Company's products are marketed and sold through automobile dealerships domestic automotive assembly plants, ports of entry for foreign produced vehicles, independent retail specialty stores, automotive expediters and domestic and international audio-video chain stores.

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


      -    Continue Sales to Post-Delivery Market

     Historically, the Company has successfully marketed to independent retailers and mass merchandisers. Currently, the Company sells to more than 1,200 independent retail specialty outlets, automotive expediters, and mass merchandisers providing products and systems not yet available from the original equipment manufacturer. The Company intends to continue its focus on this market.

      -    Divestiture of European Operations

The Company feels that discontinuing existing European operations and serving key market segments in a changed format would be more efficient. Current European economic and other conditions make the planned step necessary.

      -    Enhance Engineering Capability

     In order to stay competitive and deliver high quality, consumer-friendly vehicle security systems, the Company plans to continue to enhance its engineering and product testing capabilities. The Company believes that multiplexing systems planned for some top-of-the-line automobiles will allow more efficient access to a larger number of vehicle operations than present conventional wire harness electrical systems, and that the presence of these multiplexing systems will present potential growth opportunities for the Company over the next decade. The Company believes that it is favorably positioned to increase its business opportunities for interfacing with multiplexing systems because of the Company's reputation for technical innovation, quality, reliability, QS9000 accreditation and competitive pricing. See "Engineering, Research and Development."

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

     In addition to remote alarm systems, the Company also produces digital and passive alarm systems which offer a lower level of protection. Digital systems, unlike remote systems, do not offer a way to turn the alarm system on and off from outside the vehicle. Instead, upon entering the vehicle, the operator has a fixed period of time to turn off the alarm system by entering proper numerical sequence on a keypad. Passive alarm systems are much like digital systems, except that the operator only needs to insert the key in the ignition switch of the automobile to turn off the alarm.

     Remote Keyless Entry Systems -- The Company's remote keyless entry system enables the operator to use the remote micro-transmitter to lock and unlock the doors or open the trunk from outside the vehicle without having to use keys, to turn on the interior light to see if anyone is waiting inside the vehicle and to set off the siren in the event of a personal emergency. The company's success with Subaru and Mitsubishi with these systems demonstrates their strong potential.

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



                                                FOR THE YEAR ENDED DECEMBER 31
                                           (in thousands, except for percentage data)
                                                -------------------------------
                                     1994                         1995                        1996
                                     ----                         ----                        -----
                             NET                           NET                           NET
                            SALES          PCT.           SALES          PCT.           SALES        PCT.
                          ---------      ---------      ---------      ---------      ---------      ----
North America:
 Pre-delivery(1) ...        $27,367          37%         $30,867            45%         $35,308        56%
 Post-delivery(2) ..         23,832          32           15,754            23           13,574        22
Europe(3):
 Pre-delivery ......          8,031          11            7,977            11            3,857         6
 Post-delivery .....          9,430          13           11,605            17            8,572        14
Other(4) ...........          4,848           7            2,985             4            1,192         2
                          ---------      ------         --------       -------       ----------      ----
  Total ............        $73,508         100%         $69,188           100%         $62,503       100%
                          =========      ======         ========       =======        =========      ====

---------------

(1)  Pre-delivery includes sales to OEMs and expediters.

(2)  Post-delivery includes all other vehicle security system sales.

(3)  The Company acquired EAE and Code-Alarm Europe on January 1, 1994.

(4) Includes contract manufacturing, home security systems and discontinued products including mechanical security devices.

CUSTOMERS

     The Company's primary OEM customers consist of Ford, General Motors, Peugeot, Volkswagen-Audi Group France, Chrysler, Mitsubishi and Subaru. Historical sales by the Company to these customer groups and to other OEMs and expediters are set forth below:

                                                              YEAR ENDED DECEMBER 31
                                                     (in thousands, except for percentage data)
                                              ------------------------------------------------------------
                                     1994                              1995                              1996
                              --------------------             ---------------------               ---------------
                                                 AS A                           AS  A                     AS A
                                                PERCENT                        PERCENT                   PERCENT
                                NET            OF TOTAL         NET            OF TOTAL        NET       OF TOTAL
                                OEM             NET OEM         OEM            NET OEM         OEM       NET OEM
                               SALES             SALES         SALES            SALES         SALES       SALES
                             ---------         ---------     ---------       ----------     --------     -------


General Motors ............    $ 7,964             22%        $ 9,047           23%        $  8,275         21%
Ford ......................      8,010             23           7,728           20            7,522         19
Peugeot ...................      5,207             15           6,249           16            1,501          4
Chrysler ..................      2,057              6           2,766            7            2,799          7
Volkswagen ................      3,277              9           1,213            3            1,092          3
Subaru ....................         --             --           1,179            3            5,278         14
Mitsubishi ................         --             --            --             --            1,246          3
Other OEMs ................      8,883             25          10,662           28           11,452         29
                              --------          -----       ---------         ----         --------        ---

    Total OEM Sales .......    $35,398            100%        $38,844          100%        $ 39,165        100%
                              ========          =====       =========         ====         ========        ===


     With the exception of sales to dealers of General Motors, and Ford, no single customer accounted for more than 10% of the Company's total net sales during the year ended December 31, 1996. Sales to General Motors and Ford and accounted for 13.2% and 12.0%, respectively, of the Company's total net sales for the year ended December 31, 1996. Pursuant to its agreements with General Motors and Ford, the Company's direct sales personnel and independent manufacturer's representatives engaged by the Company call on, and solicit orders directly from, General Motors and Ford dealers. The Company views individual dealers as its customers.

     The Company historically has placed and expects to continue to place a strong emphasis on its retail customers. The Company believes that accelerated growth in the OEM market for vehicle security systems offers the Company an opportunity to increase future sales and, therefore, its expansion into the OEM market, as well as its continued presence in the retail market, is important to the Company's future success. The increase in pre-delivery installation could have a detrimental effect on the retail market. The Company's plans to discontinue European operations in 1997 will require the Company to continue customer service to European OEM's, such as Peugeot and Volkswagen-Audi, in order to protect this market.

MARKETING

     During 1996, sales of the Company's products to OEMs were made directly by the Company's sales and marketing personnel located at the Company's Madison Heights, Michigan headquarters and its European offices located in Paris, Brussels, Madrid and Birmingham, England.

These sales efforts are supported by a field force of 31 salespersons who call directly on dealers to explain and promote the ordering of the Company's products through the OEMs.

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

ENGINEERING, RESEARCH AND DEVELOPMENT

     The Company employs 18 full-time engineers and 29 full-time technicians in its engineering and research and development programs. This staff is divided into three main groups responsible for: (a) providing technical and support services to its customers, (b) improving manufacturing processes, and (c) developing new products. The Company's expenditures for engineering, research and development were approximately 3.7%, 4.9% and 5.1% of revenues in 1994, 1995 and 1996, respectively.

     The Company conducts a variety of research and product development projects designed to achieve improvements in vehicle security systems through the development of new technologies. The Company's products include a number of innovative circuits and features developed by the Company. Past research and development efforts have produced security products which meet worldwide insurance and government specifications which have much higher security requirements. The products include innovations such as:

     a. encrypted transmitters to withstand attempts to capture the code electronically
     b. separate coded immoblizer units to move high security items such as starter interrupt and fuel disable away from the main security module
     c. connectors and colorless wiring schemes to thwart attempts to overcome the system by "hot-wiring"
     d. attack-proof housings that can withstand attempts by thieves to break into the unit.

     The technological innovations of the Company's customers present both challenges and opportunities. The Company's products must be advanced enough to efficiently interface with its customer's system. This has led the Company to develop a series of special inter-connecting systems that are custom designed to each vehicle. These systems allow for quick and effective installation for the Company's systems into a vehicle and must interface with the various electrical systems of the vehicle. This interface may take the form of sophisticated multiplex systems, where all communications are performed over a single wire, discrete connections or a combination of the two technologies. The use of these custom inter-connect systems results in vehicle installations that are faster, higher quality and less disruptive to the vehicle.

     The close relationships of the Company to the vehicle manufacturers has opened up new opportunities. The Company has a steady stream of requests for quotation from OEM's due to the Company's excellent supplier ratings, electronic design expertise and quick production turn-around time. These have led to development projects in such area's as security lighting, specialized sensors and specialized harnesses.

MANUFACTURING

     The Company produces electronic products at facilities located in Madison Heights, Michigan and Georgetown, Texas. Automated and manual assembly methods are used to produce circuit boards, key components of many of the Company's products.

     The Company has recently received QS9000 certification at its Georgetown plant and plans to expand that certification to cover the Madison Heights plant by the second quarter of 1997. The QS9000 quality program was jointly developed by GM, Ford and Chrysler in an attempt to increase the quality process of its suppliers and to unify the industry's quality standards.
QS9000 is based on the international standard ISO9000 that is the defacto requirement in Europe.

     The Company has implemented cell based manufacturing processes during 1996. Cell based manufacturing groups closely together all of the equipment and people needed to manufacture a product. This proximity forces products to be built one at a time and quickly moved to the next operation for further processing. This results in:

     a.  Significantly reduced work in process
     b.  Higher quality
     c.  Shorter lead times
     d.  Greater flexibility
     e.  Reduced floor space requirements.



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

PRODUCT WARRANTY

     The Company provides original purchasers of most vehicle security systems with a limited warranty. Scorpion(R) brand products have a one-year limited warranty and Anes(R) brand carries a limited two-year warranty. Dragon, Jack-Code and Codalarme(R) products sold in Europe have a limited one-year repair and replacement warranty. Warranties for OEM product normally match the
new vehicle warranty period.   Warranties are customarily limited to
replacement of defective parts to the original purchaser. The Company has several disputes pending with customers who claim that its home security and Intercept(TM) systems manufactured by the Company were faulty or inoperable. See Item 3. "Legal Proceedings".

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

TRADEMARKS AND PATENTS

     The Company markets its vehicle security systems under several registered trademarks. The Company also has patents and patent applications pending for certain of its products and components. The Company considers its trademarks, patents and patent applications to be valuable, and has defended, and intends to continue vigorously defending, its patented and proprietary technology from infringement or misappropriation. There can be no assurance that the Company's measures to protect its proprietary rights will deter or prevent unauthorized use of the Company's technology. Furthermore, the laws of certain countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company has applied for patents on certain inventions in Europe; however, none of these patents has yet been granted nor is there any assurance that patents will be granted in the future. In addition, the Company may, from time to time, become subject to legal claims asserting that the Company has violated intellectual property rights of third parties.
In the event a third party were to sustain a valid claim against the Company and in the event any required license were not available on commercially reasonable terms, the Company's business and financial condition, including working capital and results of operations, could be materially and adversely affected. See item 3. "Legal Proceedings".

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

EMPLOYEES

     As of December 31, 1996, the Company employed approximately 423 full-time persons. None of the Company's employees are represented by a labor union or other collective bargaining representative. The Company believes that relations with its employees are good.

ITEM 2.        PROPERTIES.

     The following table sets forth certain information concerning the principal properties leased by the Company:


                                                             APPROX.              APPROX.           LEASE TERM
LOCATION                               USE                SIZE (SQ. FT.)        MONTHLY RENT          EXPIRES
--------                               ---                --------------        ------------        ----------

950 E. Whitcomb             Office and manufacturing           42,000             $18,800              2000
Madison Heights, MI

1000 E. Whitcomb            Office and warehouse               20,000               8,300              2000
Madison Heights, MI

16742 Burke Lane            Office and warehouse               10,000               4,200              2000
Huntington Beach, CA

300 Industrial Ave.         Office and manufacturing           60,000               7,200              2005
Georgetown, TX

32, Rue Delizy              Office and light assembly          20,000              16,400*             1999**
93694 Pantin Cedex
Paris, France

C/Ferrocarril, 14           Office and warehouse                4,300               1,570*             1997
Pol. Ind. Escotet 3-A
28820 Coslada Madrid Spain

Chausee de Moons 1135       Office and warehouse                2,200               1,200*             2000
1070 Brussels
Belgium

21A Monkspath Business      Office and warehouse                6,900               4,200*             2020**
Park
Highlands Road, Solihull
B90 4NZ
England

--------------
* Amounts payable under the lease are payable in local currencies and are subject to fluctuations in the exchange rates.

**   Terminable upon 3 months prior written notice by Company.

     Management believes that the facilities presently occupied are adequate to meet the Company's requirements for the foreseeable future. All buildings and equipment are in good working condition.

ITEM 3. LEGAL PROCEEDINGS

     Code-Alarm, Inc. v. Electromotive Technology Corporation. Case No. 87-CV-74022-DT. In November of 1987, the Company filed a declaratory judgment action against Electromotive Technology Corporation ("ETC") in the United States District Court for the Eastern District of Michigan, Southern Division seeking a declaration that ETC's U.S. Patent No. 4,585,569 (the "'569 Patent"), describing and claiming a shock or motion sensor system, was invalid or not infringed by the Company. Subsequently, Directed Electronics ("Directed"), of Vista, California, acquired an interest in the '569 Patent and was made a party to the lawsuit. A judgment was entered against the Company on June 16, 1995 in the amount of $5.6 million for infringement. The Company appealed the decision to the Court Appeals for the Federal Circuit and posted a letter of credit as security for an appeal bond in the amount of approximately $5.9 million, representing the amount of the judgment, including interest. On April 8, 1997, the Court granted the Company's motion to pay the bond proceeds and accrued interest to date to Plaintiffs, in full satisfaction of the judgment, without prejudice to the Company's right to proceed to set aside the judgment on appeal.

     Directed is asserting patent infringement claims against two subsequent shock sensor designs. The Court has tentatively held that the subsequent designs infringe the ETC patent and has scheduled a trial for June 30, 1997 on the issues of willfulness and damages. The Company no longer manufactures these designs.

     Directed Electronics, Inc. v. Code-Alarm, Case No. 95-0513S (CGA) is a declaratory judgment suit filed by Directed on April 18, 1995 in the United States District Court for the Southern District of California seeking a declaration that Directed's products do not infringe United States Patent Number 4,740,775 (the "'775 Patent") and/or that the '775 Patent is invalid and/or unenforceable. The Company counterclaimed seeking damages arising from Directed's infringement of the '775 Patent and denied the invalidity and non-infringement/unenforceability allegations. The Company has obtained an opinion from independent patent counsel that Directed is infringing the '775 Patent. On March 5, 1997, the Court denied Directed's motion for summary judgment and set the case for trial on July 8, 1997.

     In the matter of Certain Starter Kill Security Systems, Inv. No. 337-TA-379. On November 21, 1995 the United States International Trade Commission instituted, upon request of the Company, an investigation to determine whether products allegedly imported by Directed from the Nutek Company of Taipei, Taiwan infringe United States Patent Number 4,740,775 owned by the Company. In addition to claims of patent infringement, the Company sought, in this action, to halt the importation and sale of the alleged infringing goods into the United States. On March 5, 1996, the Administrative Law Judge issued a Final Initial Determination granting the Company's motion to terminate the investigation and, after overruling objections of Directed, the investigation was subsequently terminated with prejudice.

     Aureo Rivera Davila and Aureo E. Rivera v. Asset Conservation, Inc., Gabriel Guijarro Brunet, Iris Nieves DeGuijarro and their marital conjugalship, Chapman Industries Corporation, Chapman Products, Inc., Chapman Security Systems, Inc. and Code-Alarm, Inc. Case Number 90-2118 (SEC) United States District Court for the District of Puerto Rico. In 1990 the United States District Court for the Northern District of Illinois entered a default judgment for $19.4 million against a predecessor in title to certain assets acquired by a subsidiary of the Company from LaSalle National Bank in a private sale in accordance with Section 9-504 of the Illinois Uniform Commercial Code. The bank is providing for the defense of the Company subject to a reservation of rights against the Company. The judgment creditors subsequently sought to collect this judgment, plus accrued interest of approximately $10 million, from the Company and its subsidiary in an action filed August 17, 1990 in the United States District Court for Puerto Rico. On March 20, 1996 the Puerto Rican court dismissed the action and held that any action to collect from the Company and its subsidiary as successors in interest to the judgment debtor must be raised before the Illinois court. On March 21, 1997 the case was refiled by the judgment creditors in Illinois; however, the Company has not yet been served with a Complaint in this action and consequently is unable to determine its exposure, if any, in the Illinois case. The Company believes that it has meritorious defenses in this matter

     Tadiran Electronic Industries, Inc. v. Code-Alarm, Inc., Civil Action No. 96-CIV-05591 was filed on July 25, 1996 in the United States District Court for the Southern District of New York claiming damages of approximately $500,000 from an alleged breach of contract by the Company. The Company filed a counterclaim alleging breach of the same contract by Tadiran. The case is in the early stages of discovery and liability, if any, cannot be determined at this time.

     Intercept Security Corporation ("Intercept") v. Code-Alarm, Inc. and Rand Mueller, Civil Action No. 95-40239 was filed on July 19, 1995 in the United States District Court for the Eastern District of Michigan, Southern Division claiming damages of approximately $2 million from allegedly defective home security equipment of the Company. A ruling on summary judgment motions by both parties is pending. The Company intends to defend this action vigorously. The Company's insurance carrier has provided Rand Mueller with a legal defense in this matter.

     Directed Electronics, Inc. v. Code-Alarm, Inc., Rand Mueller and Peter J. Stouffer, Case No. 96-659 BTM (CGA) was filed on April 5, 1996 in the United States District Court for the Southern District of California alleging violations of antitrust laws, unfair competition, malicious prosecution and interference with prospective economic advantage due to the assertion of various patents by the Company against Directed. In November of 1996, the court held that it had no personal jurisdiction over Mr. Stouffer and he was dismissed from the case. The case is in the early stages of discovery and liability, if any, cannot be determined at this time.

     Meta Systems S.A. v. Europe Auto Equipment S.A. ("EAE"), a wholly owned subsidiary of the Company, is an arbitration proceeding scheduled to be held in Paris, France on April 30, 1997. Meta is demanding FF 20 million (approximately $ 3.5 million) for breach of a distributor agreement by EAE. EAE seeks damages of FF 30 million (approximately $5.3 million) for wrongful termination of the agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

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

     The following table sets forth certain information about the price of the Common Stock which is based on the high and low sales prices for the Common Stock, as reported on the NASDAQ National Market:


                                                       HIGH               LOW
                                                       ----               ---
1995
First Quarter ................................        $10 1/4            $7
Second Quarter ...............................          9 3/8             6 3/8
Third Quarter ................................          7                 6 1/2
Fourth Quarter ...............................          7 1/4             6 1/8

1996
First Quarter ................................         $6 1/2            $4 1/2
Second Quarter ...............................          6                 4
Third Quarter ................................          5 1/8             3 1/4
Fourth Quarter ............................ ..          4 1/2             3 1/4


     On April 14, 1997, the last reported sale price of the Common Stock as reported on the NASDAQ National Market was $ 1.75 per share. As of March 31, 1997, there were approximately 298 shareholders of record of the Company's Common Stock.

     Under the terms of the credit agreement with its commercial bank, the Company may not purchase, redeem, retire, or otherwise acquire any shares of its Capital Stock, or make a commitment to do so, without the bank's prior written consent. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations " and "Note 5 to Financial Statements".


DIVIDEND POLICY

     Historically, the Company has not paid any cash or other dividend. The Company does not expect to pay dividends in the foreseeable future but currently intends to retain any earnings to finance operations and to support future growth. Furthermore, the Company's bank credit facility agreement prohibits the payment of dividends. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations" and "Note 5 to Financial Statements".

ITEM 6. SELECTED FINANCIAL DATA.

     The selected historical consolidated financial data shown below have been derived from the Company's audited consolidated financial statements for the years shown.





                                                                        YEAR ENDED DECEMBER 31
                                                   ------------------------------------------------------------------
                                                     1992         1993           1994(1)        1995(1)         1996
                                                     ----         ----           -------        -------         ----
                                                              (in thousands, except per share and ratio data)
INCOME STATEMENT DATA:
Net sales....................................       $45,685       $ 50,110       $ 73,508       $ 69,188      $ 62,503
Cost of sales................................        32,296         30,190         45,886         44,718        43,074
                                                   --------       --------       --------       --------      --------
Gross profit.................................        13,389         19,920         27,622         24,470        19,429
Sales and marketing..........................         9,791          9,346         13,955         12,099        10,145
Engineering..................................         1,617          1,688          2,696          3,351         2,350
General and administrative...................         5,636          6,520          7,928          9,008        10,175
Impairment of goodwill.......................                                                                    2,917
                                                   --------       --------       --------       --------      --------
Total operating expenses.....................        17,044         17,554         24,579         24,458        25,587
Income (loss) from operations................        (3,655)        (2,366)         3,043             12        (6,158)
Litigation expense...........................                                      (4,386)        (1,825)
Other expense................................          (421)          (222)          (743)        (1,957)       (1,562)
                                                   --------       --------       --------       --------      --------
Income (loss) before income taxes............        (4,076)         2,144         (2,086)        (3,770)       (7,720)
Income taxes (credit)........................        (1,174)           608           (710)        (1,046)         (585)
                                                   --------       --------       --------       --------      --------
Net income (loss)............................      $ (2,902)      $  1,536       $ (1,376)      $ (2,274)     $ (7,135)
                                                   ========       ========       ========       ========      ========
Net income (loss) per common share...........      $  (1.16)      $   0.63       $  (0.58)      $  (1.17)     $  (3.07)
                                                   ========       ========       ========       ========      ========
Weighted average number of
common shares outstanding....................         2,495          2,445          2,376          2,320         2,321
BALANCE SHEET DATA:
Working capital (deficit)....................      $  9,983       $  8,164       $ 12,716        $10,381      $ (6,091)
Total assets.................................        25,136         24,134         37,821         42,043        29,427
Long-term obligations........................         5,417          3,867         13,240         15,384           879
Shareholders' equity ........................        12,512         13,280         11,216          8,498         1,052


(1) The results of operations includes patent infringement settlement costs in the amount of $4.4 million for the year ended December 31, 1994 and $1.82 million for the year ended December 31, 1995. The 1996 results of operations includes a write down of $3.5 million on European assets as well as $2.9 million of intangible assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

     Year ended December 31, 1996 compared to the year ended December 31, 1995

     The Company's consolidated net sales decreased $6.7 million, or 9.7%, to $62.5 million for the year ended December 31, 1996 as compared to $69.2 million for the year ended December 31, 1995. The decline is primarily due to the Company's subsidiary operations in France, as the weakness in this market continues. North American sales remained constant with the prior year, as original equipment manufacturers ("OEM") sales increased 21%, offset by discontinuance in 1995 of Do-It-Yourself, mechanical and Vehicle Locator security products to mass merchandisers and independent dealers and phase-out of the contract manufacturing business.

     For the year ended December 31, 1996, consolidated gross profit decreased $5.0 million, or 20.6%, to $19.4 million as compared to $24.4 million for the year ended December 31, 1995. Consolidated gross profit percent decreased to 31.1% in 1996 from 35.4% in 1995, due to European operations and year-end reserves for inventory obsolescence. North American margins, however, improved due to cost reductions, productivity improvements and the elimination of unprofitable product lines.

     Consolidated operating expenses increased $1.1 million, or 4.6%, in 1996 as compared to 1995. The increase in consolidated operating expense was due primarily to writedown of intangible assets totaling $2.9 million related to prior Company acquisitions in 1994 and 1990, in Europe and North America.
(See below for further discussion of European operations.) The writedown of the intangible assets associated with the North American subsidiary is the result of the Company's decision to discontinue Do-It-Yourself, mechanical and Vehicle Locator security products as described above. Excluding these charges, operating expenses have decreased in both North America and Europe due to continued emphasis on cost management. The Company also continues to incur legal fees in asserting its patent rights and as defendant in patent infringement suits.

     In April 1997, the Company announced plans to divest itself of its European subsidiaries. The impact of this decision caused fourth quarter charges resulting from the writedown of intangible assets of $1.6 million. The Company recorded additional fourth quarter charges relating to its European subsidiaries to reflect adjustments to the carrying value of inventory and other assets totalling $3.5 million.

     As a result of the foregoing, the Company had a loss from continuing operations of $6.2 million for the year ended December 31, 1996, as compared to operating income of $12,000 for the year 1995.

     Interest expense increased 4.7% during the year as compared to 1995. Although average borrowings outstanding for 1996 declined over the previous year, higher rates offset this reduction.

     Other expenses for the year ended December 31, 1995, exclusive of interest expense, included $1.8 million attributable to additional damages recorded from a patent infringement suit.

     The Company had an effective income tax rate of 8% on current operating income. The effective tax rate was affected by nondeductible foreign losses, and goodwill impairment.

     As a result of the foregoing, the Company incurred a net loss of $7.1 million, or $3.07 per share, for the year ended December 31, 1996 compared to a net loss of $2.7 million, or $1.17 per share, for the year ended December 31, 1995.

Year ended December 31, 1995 compared to the year ended December 31, 1994

     The Company's consolidated net sales decreased $4.3 million or 5.9%, for the year ended December 31, 1995 as compared to the year end December 31, 1994. The decline is primarily due to the Company's decision to discontinue sales of Do-It-Yourself, mechanical and Vehicle Locator security products to mass merchandisers and independent dealers and to a transportation workers strike in France. The decline is partially offset by increases in OEM and expediter sales.

     For the year ended December 31, 1995, consolidated gross profit decreased $3.2 million, or 11.6%, to $24.5 million as compared to $27.6 million for the year ended December 31, 1994. As a percentage of consolidated sales, gross profit decreased to 35.4% in 1995 from 37.6% in 1994. The decrease was primarily due to start up manufacturing problems with the Company's European parts production in the United States and a lower profit margin on sales in Europe. The Company expects to maintain the current gross profit margin in 1996 due to continued emphasis in OEM sales.

     Consolidated operating expenses decreased $121,000 or less than 1% in 1995 as compared to 1994. The decrease in consolidated operating expense was attributable to decreased sales and marketing expenses, partially offset by increases in engineering, product development costs and general and administrative costs.

     As a result of the foregoing, the Company had consolidated income from operations of $12,000 in the year ended December 31, 1995 compared to operating income of $3.0 million for the 1994 fiscal year .

     Interest expense increased $860,000 for the year ended December 31, 1995, or 133.3%, to $1.5 million as compared to $645,000 for the year ended December 31, 1994. Increases are attributable to higher interest rates and increased indebtedness associated mainly with the acquisition of European Auto Equipment and its operations.

     Other expenses for the year ended December 31, 1995 decreased $2.2 million to $2.3 million as compared to $4.5 million for the year ended December 31, 1994, exclusive of interest expense as discussed above. The decrease is primarily attributable to a reduction of $2.7 million of legal expenses in 1995.

     The Company had an effective income tax rate of 28% on current operating income. Income taxes on foreign operations were approximately 33%. During 1995, the Company charged off state and foreign tax refunds in the amount of $130,000.

     As a result of the foregoing, the Company incurred a net loss of $2.7 million, or $1.17 per share for the year ended December 31, 1995, compared to a net loss of $1.4 million, or $0.58 per share for the year ended December 31, 1994.

EFFECT OF INFLATION
     The Company does not believe that inflation has had a material impact on its operations over the past three years.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated working capital at December 31, 1996 was a deficit of ($6.1) million, as compared to a surplus of $10.4 million and $12.7 million at December 31, 1995 and 1994 respectively. The current ratio
(current assets divided by current liabilities) as of December 31, 1996 is .78 to 1, compared to 1.57 to 1 at December 31, 1995, and 1.95 to 1 at December 31, 1994.

     Net cash provided by operating activities for the year ended December 31, 1996 was $3.6 million. This change was impacted primarily by the reduction in receivables and inventory of $1.5 million and $6.1 million, respectively, offset by the decrease in accounts payable of $2.5 million. Cash provided from operations was used to finance capital expenditures of $700,000 and repayment of bank borrowings and other long-term debt of $3.3 million.

     In June 1996, the Company entered into an amended and restated loan agreement with NBD Bank ("Bank"). This arrangement provides for a $14.25 million secured revolving credit facility for working capital requirements, $1.3 million secured non-amortizing loan due May 23, 1997, and $2.2 million unsecured term loan due May 23, 1999. The Company has used these facilities for operating capital and to provide a standby letter of credit in the amount of $5.9 million in conjunction with the appeal of the patent infringement litigation. The Company's $14.25 million revolving credit agreement expires May 1998, unless earlier terminated by provisions of the loan agreement. This revolving credit facility bears interest at the prime rate plus 1% (9.50% as of April 11, 1997), or at the Company's option, at the LIBOR plus 1.5% to 3.5% for maturities ranging from one to six months (from 9.19% to 9.50% as of April 11, 1997). The credit facility is collateralized by substantially all of the assets of the Company. Furthermore, the Company's obligations under the credit facility have been guaranteed by all of its domestic subsidiaries and are subject to certain covenants. The Company's existing bank credit facility contains covenants which require the Company and its subsidiaries to maintain a minimum working capital level, a specified current ratio, a minimum tangible net worth, a minimum ratio of total liabilities to tangible net worth, a specified fixed charges coverage ratio and limitations on indebtedness. As of December 31, 1996, the Company was not in compliance with the tangible net worth, total liabilities to tangible net worth, fixed charge coverage ratio, reporting requirements and limits on indebtedness loan provisions, as amended.

     The Company is presently in discussions with the Bank concerning the loan covenant violations, which continue to exist and which have not been cured. As of April 14, 1997, the Bank has not agreed to amend the loan agreement in a manner which would place the Company in compliance with all covenants of the agreement currently and as of December 31, 1996. As a result, all outstanding borrowings due the Bank at December 31, 1996, have been classified as a current liability. If the Company is not successful in its efforts to secure an amended credit agreement, or if the Company is unable to obtain alternative financing, the Company's ability to continue operations at its planned level may be impaired.

     As of April 11, 1997, $11.4 million of the $14.25 million revolving credit facility was borrowed against or had outstanding letters of credit issued. Under this revolving line of credit, $4.5 million was borrowed under the LIBOR option.

     Refer to Note 2 regarding the basis of presentation of financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements, notes thereto and supplementary financial statement schedule with respect to this item are set forth in the Table of Contents to the Consolidated Financial Statements and Consolidated Financial Statement Schedule appearing on page F-1 of this report.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                          FINANCIAL DISCLOSURE.

     Not applicable.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to this item may be found under the caption "Directors, Nominees and Executive Officers" of the Company's 1997 Proxy Statement and such information is incorporated herein by reference.



ITEM 11. EXECUTIVE COMPENSATION.

     Information with respect to this item may be found under the captions "Executive Compensation," "Stock Option Plan" and "Directors' compensation" of the Company's 1997 Proxy Statement and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to this item may be found under the captions "Security Ownership of Certain Beneficial Owners and Management and "Shareholder Agreement" of the company's 1997 Proxy Statement and such information is incorporated herein by reference.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to this item may be found under the caption "Certain Transactions" of the Company's 1997 Proxy Statement and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)   The documents filed as a part of this report:

     1. Consolidated Financial Statements.

     2. Consolidated Financial Statement Schedule.

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

        9.1*    Termination of Shareholder Agreement dated February 15, 1997.

                Management Compensation Plans and Arrangements

        10.1 Employment Agreement with Rand W. Mueller, as amended, incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, as amended, Registration No. 33-31356 ("Form S-1"), and as further amended by Amendment No. 2 to Employment Agreement incorporated by reference to Exhibit
                10.2 to the Company's Form 10-Q for the quarter ended September 30, 1992 ("September 1992 10-Q").

        10.2    1987 Stock Option Plan, incorporated by reference to Exhibit
                10.3 to Form S-18, and amendment thereto, incorporated by reference to Exhibit 10.3 to 1990 Form 10-K.

        10.3 Indemnification Agreement with Rand W. Mueller, incorporated by reference to Exhibit 10.4 to Form S-18.

                The Company has entered into the same form of agreement with the following directors and executive officers as of the dates indicated:

                        Marshall J. Mueller             May 29, 1987
                        Kenneth M. Mueller              May 29, 1987
                        William S. Pickett              May 29, 1987
                        Alan H. Foster                  May 17, 1988
                        David L. Etienne                March 16, 1990
                        Peter J. Stouffer               March 22, 1991
                        Jack D. Rutherford              May 21, 1991
                        Robert V. Wagner                August 3, 1993
                        John G. Chupa                   December 9, 1994
                        Michael P. Schroeder            March 24, 1995
                        John C. Moffat                  March 24, 1995
                        Craig S. Camalo                 April 15, 1996

        10.4 Mortgage Agreement with Rand W. Mueller, incorporated by reference to Exhibit 10.8 to 1992 Form 10-K.

        10.5 Consulting Agreement with Kenneth M. Mueller, incorporated by reference to Exhibit 10.9 to Form S-18.


                Other Material Contracts

        10.6 Lease of real property at 950 E. Whitcomb, Madison Heights, Michigan, incorporated by reference to Exhibit 10.10 to 1992 Form 10-K.

        10.7 Lease of real property at 300 Industrial Avenue, Georgetown, Texas, incorporated by reference to Exhibit 10.11 to 9 to the Company's Form 10-K for the year ended December 31, 1991 ("1991 Form 10-K").

        10.8    Lease of real property at 32, Rue Delizy, Pantin Cedex, France.

        10.9 Lease of real property at 16742 Burke Lane, Huntington Beach, California.

        10.10 General Motors Corporation contract, incorporated by reference to Exhibit 10.19 to Form S-1.

        10.11   Ford Motor Corporation contract, incorporated by reference to
                Exhibit 10.20 to Form S-1.

        10.12   Chrysler Corporation contract, incorporated by reference to
                Exhibit 10.21 to Form S-1.

        10.13 Purchase Agreement with Mitsubishi Motor Sales of America, Inc., incorporated by reference to Exhibit 10.22 to Form 10-K.

        10.14 Development Agreement by and between the City of Georgetown, Texas and Tessco Group, Inc. concerning redevelopment of real property at 300 Industrial Avenue, Georgetown, Texas, incorporated by reference to Exhibit 10.23 to 1991 Form 10-K.

        10.15 Loan Agreement between the Company and NBD Bank dated June 28, 1996, incorporated by reference to Exhibit 10.29 to the Company's Form 10-Q for the quarter ended June 30, 1996.

        11.*    Statement regarding Computation of Per Share Earnings.

        21.*    List of Subsidiaries.

        23.*    Consent of Deloitte & Touche, L.L.P.

        27.*    Financial Data Schedule.

        *    Filed with this report.


(b) There were no Reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 1996.

CODE-ALARM, INC. AND SUBSIDIARIES
CONTENTS

                                                                     PAGES

      CONSOLIDATED FINANCIAL STATEMENTS OF CODE-ALARM, INC.
       AND SUBSIDIARIES:

       REPORT OF INDEPENDENT AUDITORS........................          F-2

      CONSOLIDATED FINANCIAL STATEMENTS:

       BALANCE SHEETS .......................................          F-3

       STATEMENTS OF OPERATIONS .............................          F-4

       STATEMENTS OF SHAREHOLDERS' EQUITY ...................          F-5

       STATEMENTS OF CASH FLOWS .............................          F-6

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...........  F-7 TO F-16

      CONSOLIDATED FINANCIAL STATEMENT SCHEDULE:

       II.  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES ..         F-17

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and
Shareholders of Code-Alarm, Inc.



        We have audited the consolidated balance sheets of Code-Alarm, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Code-Alarm, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations, decrease in shareholders' equity and noncompliance with its loan covenants at December 31, 1996 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


        As discussed in Note 10 to the consolidated financial statements, in connection with the lawsuit involving a shock sensing device, the plaintiff has asserted patent infringement claims against two other shock sensor designs produced by the Company. The court has tentatively held that these designs infringe the patent and has scheduled a trial.



Deloitte & Touche LLP
Detroit, Michigan
April 14, 1997
                                      F-2

                       CODE-ALARM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                                        DECEMBER 31
                                                                                                        -----------
                                                                                                  1995              1996
                                                                                                 ------            ------
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalent....................................................................   $     416        $      45
Accounts receivable, less allowance for doubtful accounts
  (December 31, 1995 and 1996 $667,000 and $950,000, respectively)..........................      10,592            8,798
Inventories (Notes 1 and 3).................................................................      14,811            8,734
Refundable income taxes.....................................................................         825            1,059
Deferred income taxes.......................................................................         560            2,040
Other.......................................................................................       1,338              729
                                                                                                --------         --------
     Total current assets...................................................................      28,542           21,405
Property and equipment, net of accumulated depreciation and
 amortization (Notes 4 and 5)...............................................................       4,500            3,750

OTHER ASSETS:
Excess of cost over net assets acquired, net................................................       4,574            1,910
Other intangibles, net......................................................................         816              651
Deferred income taxes.......................................................................       1,566
Other.......................................................................................       2,045            1,711
                                                                                                --------         --------
     Total assets...........................................................................   $  42,043        $  29,427
                                                                                                ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt (Note 5)..................................................   $   3,921        $   9,308
Accounts  Payable...........................................................................      12,362            9,874
Income tax payable..........................................................................          46               22
Accrued expenses............................................................................       1,832            2,358
Reserve for litigation (Note 10)............................................................                        5,934
                                                                                                --------         --------
     Total current liabilities..............................................................      18,161           27,496

Long-term debt (Note 5).....................................................................       9,545              879
Reserve for litigation (Note 10) ...........................................................       5,839
                                                                                                --------         --------
     Total liabilities......................................................................      33,545           28,375

Commitments and contingencies (Notes 5, 6 and 10)

SHAREHOLDERS' EQUITY (Note 7):
Preferred stock, noncumulative; no par value; authorized
  500,000 shares; none issued...............................................................
Common stock, no par value; authorized 5,000,000 shares;
  issued and outstanding December 31, 1996, 2,320,861 shares
  December 31, 1995, 2,320,361 shares.......................................................      12,210           12,213
Foreign currency translation adjustment.....................................................          54             (260)
(Accumulated deficit).......................................................................      (3,766)         (10,901)
                                                                                                --------         --------
     Total shareholders' equity.............................................................       8,498            1,052
                                                                                                --------         --------
     Total liabilities and shareholders' equity.............................................    $ 42,043         $ 29,427
                                                                                                ========         ========


The accompanying notes are an integral part of the consolidated financial statements.

CODE-ALARM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)


                                              FOR THE YEARS ENDED DECEMBER 31
                                              ---------------------------------
                                                1994         1995        1996
                                                ----         ----        ----
   Net sales (Note 11) .................      $73,508     $ 69,188   $  62,503
   Cost of sales .......................       45,886       44,718      43,074
                                              -------      -------     -------

   Gross profit ........................       27,622       24,470      19,429
                                              -------      -------     -------
   Operating expenses:
     Sales and marketing ...............       13,955       12,099      10,145
     Engineering .......................        2,696        3,351       2,350
     General and administrative ........        7,928        9,008      10,175
     Impairment of goodwill(Note 1).....                                 2,917
                                              -------      -------     -------
                                               24,579       24,458      25,587
                                              -------      -------     -------
   Income(loss)from operations                  3,043           12      (6,158)
   Other (income) expense:
     Interest expense ..................          645        1,505       1,576
     Litigation expense (Note 10).......        4,386        1,825
     Other .............................           98          452         (14)
                                              -------      -------     -------
                                                5,129        3,782       1,562
                                              -------      -------     -------
   Income (loss) before income taxes....       (2,086)      (3,770)     (7,720)
   Income taxes (credit)(Note 9):
     Current ...........................          457         (443)       (761)
     Deferred ..........................       (1,167)        (603)        176
                                              -------      -------     -------
                                                 (710)      (1,046)       (585)
                                              -------      -------     -------
   Net loss ............................      $(1,376)     $(2,724)    $(7,135)
                                              =======      =======     =======

   Net loss per common share ...........      $ (0.58)     $ (1.17)    $( 3.07)
                                              =======      =======     =======
   Weighted average number of common
     shares outstanding ................        2,376        2,320       2,321
                                              =======      =======     =======




The accompanying notes are an integral part of the consolidated financial statements.
                                      F-4

CODE-ALARM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                        CUMULATIVE            TOTAL
                                                                COMMON STOCK            FOREIGN     (ACCU-    SHARE-
                                                          ---------------------         TRANSLATION MULATED   HOLDERS'
                                                          SHARES        AMOUNT          ADJUSTMENT  DEFICIT)  EQUITY
                                                          -------------------------------------------------------------
Balance, January 1, 1994 .........................           2,396     $ 12,946                    $    334   $ 13,280
Purchase and retirement of common stock from
 former directors ................................            (167)      (1,561)                                (1,561)
Stock issued under stock option plan .............               1            6                                      6
Stock issued for acquisitions ....................              90          818                                    818
Foreign currency translation adjustment ..........                                        $49                       49
Net loss for the year ............................                                                   (1,376)    (1,376)
                                                          --------    ---------         -----      --------   --------
Balance, December 31, 1994 .......................           2,320       12,209            49        (1,042)    11,216
                                                          --------    ---------         -----      --------   --------

Stock issued under stock option plan .............                            1                                      1
Foreign currency translation adjustment ..........                                          5                        5
Net loss for the year ............................                                                   (2,724)    (2,724)
                                                          --------    ---------         -----      --------   --------
Balance, December 31, 1995........................           2,320       12,210           $54      $ (3,766)   $ 8,498
                                                          --------    ---------         -----      --------   --------

Stock issued under stock option plan..............               1            3                                      3
Foreign currency translation adjustment...........                                       (314)                    (314)
Net loss for the year.............................                                                   (7,135)    (7,135)
                                                          --------    ---------         -----      --------   --------
Balance, December 31, 1996........................           2,321      $12,213         $(260)     $(10,901)  $  1,052
                                                          ========    =========         =====      ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

CODE-ALARM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)




                                                                FOR THE YEARS ENDED DECEMBER 31
                                                                -------------------------------
                                                                  1994      1995        1996
                                                                  ----      ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) ............................................          $(1,376)  $(2,724)     $(7,135)
                                                                 -------   -------      -------
Adjustments to reconcile net (loss) to
 net cash provided by (used in) operating activities:
 Depreciation and amortization ........................            1,615     1,792        1,309
 Impairment of goodwill ...............................                                   2,917
 Provision for losses on accounts receivable ..........                        592          443
 Changes in assets and liabilities:
  Accounts receivable .................................             (131)      346        1,511
  Inventories .........................................           (3,734)   (2,657)       6,077
  Refundable income taxes .............................             (243)     (502)        (234)
  Deferred income taxes ...............................           (1,167)     (603)          86
  Other assets ........................................              243    (1,245)         492
  Accounts payable ....................................              488     3,617       (2,487)
  Accrued expenses ....................................             (291)   (1,299)         548
  Reserve for litigation ..............................            3,729     2,110           95
                                                                 -------   -------       ------
 Total adjustments ....................................              509     2,151       10,757
                                                                 -------   -------       ------
 Net cash provided by (used in) operating activities ..             (867)     (573)       3,622
                                                                 -------   -------       ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment ...................           (1,177)     (998)        (716)
Purchase of Europe Auto Equipment, net of
 cash received ........................................             (931)
Payment for intangible assets .........................             (905)
                                                                 -------   -------       ------
 Net cash used in investing activities ................           (3,013)     (998)        (716)
                                                                 -------   -------       ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt ..........................            4,056     2,021
Reduction of long-term debt ...........................             (592)   (1,078)      (3,072)
Proceeds from line of credit ..........................           46,140    28,360       12,540
Reduction of line of credit ...........................          (44,289)  (27,424)     (12,747)
Purchase and retirement of common stock ...............           (1,561)
Issuance of stock                                                      6         1            2
                                                                 -------   -------      -------
Net cash provided by (used in) financing activities ...            3,760     1,880       (3,277)
                                                                 -------   -------      -------

Net increase (decrease) in cash and cash equivalents ..             (120)      309         (371)
Cash and cash equivalents, beginning of year ..........              227       107          416
                                                                 -------   -------      -------
Cash and cash equivalents, end of year ................          $   107   $   416      $    45
                                                                 =======   =======      =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest .............................................          $   581   $ 1,528      $ 1,576
                                                                 =======   =======      =======
 Income taxes, net ....................................          $   881   $   200
                                                                 =======   =======

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
1994:
-----
                                                 CODE - EUROPE
                                                 -------------
                                             TOTAL     LTD.     EAE
                                             -----     ----     ---
Fair value of assets acquired............   $ 8,766   $ 660   $ 8,106
Amounts paid for net assets acquired.....     2,377     380     1,997
Liabilities assumed......................     6,389     280     6,109

     Also, during 1994, the Company entered into a capital lease obligation of approximately $500,000 for machinery and equipment.


1995:
-----

     During 1995, the Company entered into capital lease obligations of approximately $386,000 for computer equipment and $247,000 for machinery and other capital equipment. Payments on these capital leases were $97,000 and $39,000 respectively. Also, during 1995, the Company exchanged inventory for a $695,000 note which may be used to reduce the cost of various goods and services received during the next five years.

1996:
-----

There were no significant noncash activities in 1996.


The accompanying notes are an integral part of the consolidated financial statements.

                       CODE-ALARM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

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

PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost. Depreciation is being provided using the straight-line and accelerated methods over the estimated useful lives of the related assets. Upon retirement or disposal of property or equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in operations. Estimated useful lives are 5 years for furniture and fixtures and leasehold improvements and 3 to 8 years for machinery and equipment.

INTANGIBLE ASSETS
     The excess of acquisition cost over net assets acquired ("Goodwill") is amortized on a straight-line basis over 40 years. The Company continually evaluates the realizability of Goodwill based upon expectations of estimated future cash flow and operating income. Impairment of Goodwill is recognized as a charge to operations when the estimated future cash flows are less than the carrying value of the Goodwill. Based upon its most recent analysis, the Company believes that the unamortized Goodwill applicable to the acquisition of certain subsidiaries is impaired. Accordingly the Company has recorded a charge to operations in the amount of $2,917,000 in the fourth quarter of 1996. The costs of all other intangible assets, comprised primarily of patents and trademarks, are amortized on a straight-line basis over their respective estimated useful lives, generally five years. Accumulated amortization of intangible assets amounted to approximately $1,685,000 and $ 1,182,000 at December 31, 1995 and 1996, respectively.

REVENUE RECOGNITION
     Revenues are recognized from sales when the product is shipped. The Company provides an accrual for future product return and warranty costs based upon the prior years' sales and costs incurred. Accrued warranty costs amounted to approximately $150,000 and $170,000 at December 31, 1995 and 1996, respectively.

RESEARCH AND DEVELOPMENT COSTS
     Expenditures for the research and development of new and improved products are charged to operations as incurred and aggregated approximately $572,000, $558,000 and $601,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

MANAGEMENT ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 1995 and 1996, and revenues and expenses during the three years in the period ended December 31, 1996. The actual results could differ from the estimates made in the preparation of the consolidated financial statements.

EARNINGS PER COMMON SHARE
     Shares issuable under employee stock options were excluded from the computation of the weighted average number of common shares since they were antidilutive.

FOREIGN CURRENCY TRANSLATION
     The functional currency for the majority of the Company's foreign operations is the French franc. The translation from the franc to U.S.
dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses, net of applicable deferred income taxes, resulting from translation are included in shareholders' equity, and gains or losses resulting from foreign currency transactions are included in the statement of operations.


2.  FINANCIAL STATEMENT PRESENTATION

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended December 31, 1994, 1995 and 1996, the Company has incurred net losses of $1,376,000, $2,724,000 and $7,135,000, respectively, and shareholders equity has declined to $1,052,000 at December 31, 1996. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

      The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts should the Company be unable to continue as a going concern. As described in Note 5, the company is not in compliance with several covenants of its credit agreement with NBD Bank and, because NBD Bank has not agreed to waive these covenants or amend the credit agreement, the balance outstanding under the credit agreement has been classified as a current liability at December 31, 1996.

      The Company's ability to continue as a going concern is dependent upon meeting its profitability and cash flow objectives and negotiating an amendment of its NBD Bank loan agreement, or obtain alternative financing. Management's plans for 1997 to address the conditions described above include the following:

      - Divest or dispose of its European subsidiaries. The Company is actively seeking and is currently negotiating with several prospective buyers for these assets.

      - Continue to work with NBD Bank towards an agreement which would amend the loan agreement and place the Company is compliance with all loan covenants. This may include seeking alternative credit or refinancing a portion of current NBD Bank debt.

      - Ensure that business plans and objectives are met, which include improved sales growth and ongoing cost management.

      If management is unsuccessful in achieving the plans set forth above, the Company may determine it is necessary to divest of other assets, or undertake other actions as appropriate.


3.  INVENTORIES
      Inventories consist of the following:

                                                       1995      1996
                                                       ----      ----
                                                       (in thousands)
Raw materials ...................................... $  7,089  $ 5,811
Work in process ....................................      135      324
Finished goods......................................    7,587    2,599
                                                     --------  -------
                                                     $ 14,811  $ 8,734
                                                     ========  =======

4.  PROPERTY AND EQUIPMENT
     Property and equipment are summarized by the following major classifications:


                                                       1995      1996
                                                       ----      ----
                                                      (in thousands)
Machinery and equipment .........................   $ 8,586   $ 8,589
Leasehold improvements ..........................     1,719     1,426
Furniture and fixtures ..........................     1,004     1,543
                                                    -------   -------
                                                     11,309    11,558
Less accumulated depreciation ...................     6,809     7,808
                                                    -------   -------
                                                    $ 4,500   $ 3,750
                                                    =======   =======

     Depreciation expense was approximately $1,093,000, $1,260,000 and $1,037,000 for the years ended December 31, 1994, 1995, and 1996, respectively.

5.  LONG-TERM DEBT                                                                           1995          1996
    Long-term debt consists of the following:                                                ----          ----
                                                                                              (in thousands)
Revolving credit ....................................................................     $  5,788      $  5,580
Term loans...........................................................................        3,276         2,570
Working capital facilities-European Subsidiary......................................         3,066           784
Mortgage note........................................................................          356           327
Capital lease obligations............................................................          981           926
                                                                                          --------      --------
                                                                                            13,467        10,187
    Less current portion.............................................................       (3,922)       (9,308)
                                                                                          --------      --------
                                                              Long-term debt              $  9,545      $    879
                                                                                          ========      ========

        In May 1995 the Company entered into a credit arrangement with NBD Bank, which credit arrangement provided for a $13 million secured revolving credit facility for working capital requirements, $1.3 million secured non-amortizing notes and $2.2 million unsecured four year term notes. In June 1996, the Company entered into an amended and restated credit agreement with NBD Bank. This new arrangement provides for a $14.25 million secured revolving credit facility for working capital requirements, $1.3 million secured non-amortizing loan due May 23, 1997, and $2.2 million unsecured term loan due May 23, 1999. The Company has used these facilities for operating capital and to provide a standby letter of credit in the amount of $5.9 million in conjunction with the appeal of the patent infringement litigation. The Company's $14.25 million revolving credit agreement expires May 1998, unless earlier terminated by provisions of the loan agreement. This revolving credit facility bears interest at the prime rate plus 1% (9.50% as of April 11, 1997), or at the Company's option, at the LIBOR plus 1.5% to 3.5% for maturities ranging from one to six months (from 9.19% to 9.50% as of April 11, 1997). The credit facility is collateralized by substantially all of the assets of the Company. Furthermore, the Company's obligations under the credit facility have been guaranteed by all of its domestic subsidiaries and are subject to certain covenants. The bank credit facility contains covenants which require the Company and its subsidiaries to maintain a minimum working capital level, a specified current ratio, a minimum tangible net worth, a minimum ratio of total liabilities to tangible net worth, a specified fixed charges coverage ratio and limitations on indebtedness. As of December 31, 1996, the Company was not in compliance with the tangible net worth, total liabilities to tangible net worth, fixed charge coverage ratio, reporting requirements and limits on indebtedness loan provisions, as amended. As of April 14, 1997, NBD Bank has not agreed to amend the loan agreement in a manner which would place the Company in compliance with all covenants of the agreement currently and as of December 31, 1996. As a result, all outstanding borrowings due NBD Bank at December 31,1996, have been classified as a current liability.


     A European subsidiary of the Company has credit arrangements with three commercial banks which include term loans totalling approximately $0.8 million, at December 31, 1996, with interest rates ranging from 8% to 11.5%.

     The mortgage note is payable to the City of Georgetown, Texas, in monthly installments of $4,401, including interest at 7% through January of 2005, and is collateralized by the leasehold improvements.

     The recorded amounts of long-term debt approximate fair value as of December 31, 1996.

     The following table sets forth aggregate maturities of long-term debt (excluding capital lease obligations) at December 31, 1996 (in thousands):




1997 ..............................................................         $8,934
1998 ..............................................................             29
1999 ..............................................................             29
2000 ..............................................................             29
2001 ..............................................................             29
Thereafter ........................................................            211
                                                                            ------
                                                                            $9,261
                                                                            ======



     Minimum lease payments on capital lease obligations at December 31, 1996 are (in thousands):


1997 ..............................................................         $  454
1998 ..............................................................            454
1999 ..............................................................            185
2000 ..............................................................             28
                                                                            ------
 Total minimum lease payments......................................          1,121
 Less amount representing interest ................................            195
                                                                            ------
 Present value of net minimum lease payments                                $  926
                                                                            ======

6.  COMMITMENTS

LEASES
     The Company leases certain property and equipment under various operating leases through 2004.

     Future minimum rental payments required for all noncancelable operating leases are as follows for the years ending December 31 (In Thousands):


     1997...............................................    $ 960
     1998...............................................      816
     1999...............................................      747
     2000...............................................      729
     2001...............................................      723
     Thereafter ........................................      346

     Rent expense under all operating leases was approximately $769,000, $915,000 and $938,000, for the years ended December 31, 1994, 1995 and 1996, respectively.


7.  CAPITAL STOCK

STOCK REPURCHASE
     The Company has repurchased and retired its common stock held by certain former directors in conjunction with their resignation from the Board of Directors. During the year ended December 31, 1994, the Company purchased and retired 47,904 shares for $503,000 and 119,180 shares for $1,058,000. No repurchases of such shares were executed in 1995 or 1996. All repurchases were made below the closing market price on the date of the purchase.

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

     The following is a summary of Incentive Stock Options, with Stock Appreciation Rights, granted under the Plan:


                                                  NUMBER OF OPTIONS
                                                     DECEMBER 31
                                                  ----------------
                                              1994       1995       1996
                                              ----       ----       ----
Balance, beginning ...............           125,875    216,375    261,775
Granted ..........................           102,000     85,000    195,475
Exercised ........................            (1,200)      (400)      (500)
Canceled, terminated or expired ..           (10,300)   (39,200)  (213,875)
                                             -------    -------    -------
Balance, ending ..................           216,375    261,775    242,875
                                             =======    =======    =======


     At December 31, 1996, options were exercisable at prices ranging from $4.00 to $6.00 per share. The weighted average exercise price for these options was $5.15 and the remaining average contractural life was eight years.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" which was effective for the Company beginning January 1, 1996. Statement No. 123 encourages compensation cost to be measured based on the fair value of the equity instrument awarded. In accordance with this statement the Company has elected to continue the application of Accounting Principles Board Opinion No. 25 which recognized compensation cost based on the intrinsic value of the equity instrument award. Compensation costs associated with Statement No. 123 were not significant for 1995 and 1996.



8.  ACQUISITIONS

     Effective January 1, 1994, the Company purchased Europe Auto Equipment, S.A. ("EAE"), a French based distributor of vehicle security products. Consideration included $1.6 million and 50,000 shares of the Company's common stock. Also, effective January 1, 1994, the Company purchased Code-Alarm Europe, Ltd., a distributor of vehicle security products in the United Kingdom, for 40,000 shares of the Company's common stock. These acquisitions were accounted for as purchases, with the results of their operations included from January 1, 1994.

9.  INCOME TAXES

     The effective income tax rates differed from the statutory income tax rate due to the following:

                                                  1994      1995     1996
                                                  ----      ----     ----
Statutory rate ................................    34%       34%      34%
Differences resulting from:
 Goodwill impairment, amortization and  other
   nondeductible expenses .....................      1       (3)     (14)
 Effect of foreign tax rates ..................     (1)      (1)       1
 Effect of nondeductible foreign losses .......                      (20)
 Charge off of state and foreign tax
   refunds receivable .........................              (2)
 Reversal of prior period timing differences...                        7
                                                  ----      ---     ----
Effective income tax rates ....................     34%      28%       8%
                                                  ====     ====     ====


     Current income tax expense for 1994 and 1995 includes $73,000 and $46,000 of foreign income taxes, respectively. There were no foreign income taxes for 1996.



     Deferred tax assets and liabilities as of December 31 consisted of the following:

                                                                                                  1995           1996
                                                                                                  ----           ----
                                                                                                     (in thousands)

Expenses deductible earlier for financial statement purposes than for tax purposes ......        $  378         $  358
Litigation loss not deductible for tax purposes..........................................         1,986          2,017
Expense included in inventory for tax purposes...........................................           188            153
                                                                                                 ------         ------
       Total deferred tax assets.........................................................         2,552          2,528
                                                                                                 ------         ------
Net value of fixed assets................................................................           351            351
Capitalization of assets expensed for tax purposes.......................................            75            137
                                                                                                 ------         ------
Total deferred tax liabilities...........................................................           426            488
                                                                                                 ------         ------
Net deferred tax asset ..................................................................        $2,126         $2,040
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


10.  LITIGATION

     The Company is involved in a patent infringement suit involving a shock sensing device. During 1993, the Company was found to be in violation of the patent. The damage portion of the trial was completed in January 1995 and, at December 31, 1994, the Company recorded an accrual for damages, including interest and costs, of approximately $4.2 million. In June 1995 the Company received from the United States District Court information that the damages would total $5.6 million. Accordingly the Company recorded an additional accrual for damages and interest of $1.8 million in 1995. In March 1997, the Company motioned to pay the judgement creditor the judgement amount including accrued interest to date, totalling approximately $6.0 million, without prejudice to the Company's right to proceed to set aside the judgement on appeal. The order was entered April 1997. The Company's reserve for litigation includes the amount of the judgement plus interest through December 31, 1996.

     In a similar case relating to a subsequent shock sensing device, the Court has tentatively held that the subsequent device infringes the patent and has scheduled a trial on willfulness and damages. The Company is unable to form an opinion on whether or not the court will issue a final determination on whether the Company's subsequent designs infringe the patent, and therefore is unable to predict what damages, if any, the Court may find.

     The Company became involved in several legal proceedings following the Company's decision to aggressively defend its patent rights. The Company is asserting its patent rights against the defendants in these cases, and such defendants have made claims against the Company. The outcome of these cases cannot be reasonably estimated.

     The Company, on March 16, 1995, was named as a defendant in an action filed in August 1990 in the United States District Court for Puerto Rico to enforce a patent infringement default judgment rendered against certain predecessors in title to assets now owned by the Company which were purchased by the Company from a bank in Illinois in January 1990. The bank is providing for the defense of the Company subject to reservation of rights against the Company. The amount of the judgment is $19.4 million, which with accumulated interest now has reached approximately $28.6 million. On March 20, 1997 the Puerto Rico court dismissed the action and held that any action to collect from the Company and its subsidiary as successors in interest to the judgment debtor must be raised before the Illinois court. On March 21, 1997 the case was refiled by the judgment creditors in Illinois; however, the Compay has not yet been served with a copy of the Complaint in this action and consequently is unable to determine its exposure in the Illinois case. While the Company believes that it has meritorious defenses to the claims asserted in this lawsuit, the ultimate outcome of this lawsuit cannot be determined at this time, and the Company is unable to estimate the range of possible loss, if any.

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


11.  SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

     The Company operates primarily in one business segment -- vehicle security systems. This segment represents more than 90% of consolidated revenue, operating profit and identifiable assets. With the exception of sales to dealers of General Motors Corporation ("GM") and Ford Motor Company ("Ford"), no single customer accounted for more than 10 percent of revenue.


                                         PERCENT OF TOTAL SALES
                                         ----------------------
                                         1994    1995    1996
                                         ----    ----    ----

GM .....................................  11%     13%     13%
Ford ...................................  11%     11%     12%


     With the acquisition of EAE, effective January 1, 1994, the Company expanded its European distribution. Information about the Company's domestic and European operations is as follows:


                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
GEOGRAPHIC AREAS                                                     (in thousands)

                                                             1994         1995          1996
Net Sales                                                    ----         ----          ----
 Domestic............................................    $   55,978    $  49,952     $  50,074
 European............................................        17,530       19,236        12,429
                                                         ----------    ---------     ---------
     Consolidated....................................    $   73,508    $  69,188     $  62,503

Operating Income/(Loss)
 Domestic............................................    $    2,623    $    (571)    $    (482)
 European............................................           420          583        (5,676)
                                                         ----------    ---------     ---------
     Consolidated....................................    $    3,043    $      12     $  (6,158)
                                                         ----------    ---------     ---------

Assets
 Domestic............................................    $   29,390    $  29,461     $  24,518
 European............................................          8,431       12,582        4,909
                                                         ----------    ---------     ---------
     Consolidated....................................    $   37,821    $  42,043     $  29,427
                                                         ==========    =========     =========
     Export sales for 1994, 1995 and 1996
      were not significant.


12.   CONCENTRATIONS OF RISK

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

13.   FOURTH QUARTER, 1996 ADJUSTMENTS

          The Company recorded adjustments to the carrying value of inventory and other assets of its European subsidiaries totalling $3.5 million in the fourth quarter of 1996. These adjustments were in addition to those described in Note 1.

                       CODE-ALARM, INC. AND SUBSIDIARIES
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996


                                                            COLUMN B      COLUMN C    COLUMN D     COLUMN E
                                                            --------      --------    --------     --------
                                                                               ADDITIONS
                                                                         -----------------------
                                                                                      CHARGED TO
                                                            BALANCE AT   CHARGED TO     OTHER        (1)        BALANCE AT
                                                            BEGINNING     COST AND     ACCOUNTS,  DEDUCTIONS,     END
                                                            OF PERIOD     EXPENSES     DESCRIBE    DESCRIBE     OF PERIOD
                                                            ---------    ----------   ----------  -----------   ----------
Allowance for doubtful accounts:
    Year ended December 31, 1996 .....................       $667,000     $443,000                $160,000    $  950,000
    Year ended December 31, 1995 .....................        383,000      592,000                 308,000       667,000
    Year ended December 31, 1994 .....................        554,000                              171,000       383,000


Note: (1)  Write-off uncollectible accounts, net of recoveries

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        CODE-ALARM, INC.
                                                        ----------------
                                                          (Registrant)

                                         /s/  RAND W. MUELLER
Date: April 15, 1997                     --------------------
                                         RAND W. MUELLER
                                         President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




         /s/ RAND W. MUELLER           President (Chief         April 15, 1997
         ------------------------      Executive Officer)     ------------------
         RAND W. MUELLER               and Director


         /s/ CRAIG S. CAMALO           Vice President of        April 15, 1997
         ------------------------      Finance (Chief         ------------------
         CRAIG S. CAMALO               Financial Officer)



         /s/ ALAN H. FOSTER            Director                 April 15, 1997
         ------------------------                             ------------------
         ALAN H. FOSTER


         /s/ KENNETH M. MUELLER        Director                 April 15, 1997
         ------------------------                             ------------------
         KENNETH M. MUELLER


                                       Director                 April 15, 1997
         ------------------------                             ------------------
         MARSHALL J. MUELLER


         /s/ WILLIAM S. PICKETT        Director                 April 15, 1997
         ------------------------                             ------------------
         WILLIAM S. PICKETT


                                       Director                 April 15, 1997
         ------------------------                             ------------------
         JACK D. RUTHERFORD


         /s/ PETER J. STOUFFER         Director                 April 15, 1997
         ------------------------                             ------------------
         PETER J. STOUFFER

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

    9.1*    Termination of Shareholder Agreement dated February
            15, 1997.                                                      E-4

    10.1 Employment Agreement with Rand W. Mueller, as amended, incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, as amended, Registration No. 33-31356 ("Form S-1"), and as further amended by Amendment No. 2 to Employment Agreement incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1992 ("September 1992 10-Q").

    10.2    1987 Stock Option Plan, incorporated by reference to
            Exhibit 10.3 to Form S-18, and amendment thereto, incorporated by reference to Exhibit 10.3 to 1990 Form 10-K.

    10.3 Indemnification Agreement with Rand W. Mueller, incorporated by reference to Exhibit 10.4 to Form
            S-18.

            The Company has entered into the same form of agreement with the following directors and executive officers as of the dates indicated:

               Marshall J. Mueller             May 29, 1987
               Kenneth M. Mueller              May 29, 1987
               William S. Pickett              May 29, 1987
               Alan H. Foster                  May 17, 1988
               David L. Etienne                March 16, 1990
               Peter J. Stouffer               March 22, 1991
               Jack D. Rutherford              May 21, 1991
               Robert V. Wagner                August 3, 1993
               John G. Chupa                   December 9, 1994
               Michael P. Schroeder            March 24, 1995
               John C. Moffat                  March 24, 1995
               Craig S. Camalo                 April 15, 1996

       10.4 Mortgage Agreement with Rand W. Mueller, incorporated by reference to Exhibit 10.8 to 1992 Form 10-K.

       10.5 Consulting Agreement with Kenneth M. Mueller, incorporated by reference to Exhibit 10.9 to Form
               S-18.

       10.6    Lease of real property at 950 E. Whitcomb, Madison
               Heights, Michigan, incorporated by reference to
               Exhibit 10.10 to 1992 Form 10-K.

       10.7 Lease of real property at 300 Industrial Avenue, Georgetown, Texas, incorporated by reference to
               Exhibit 10.11 to 9 to the Company's Form 10-K for the year ended December 31, 1991 ("1991 Form 10-K").

       10.8    Lease of real property at 32, Rue Delizy, Pantin
               Cedex, France.

       10.9 Lease of real property at 16742 Burke Lane, Huntington Beach, California.

       10.10 General Motors Corporation contract, incorporated by reference to Exhibit 10.19 to Form S-1.

       10.11 Ford Motor Corporation contract, incorporated by reference to Exhibit 10.20 to Form S-1.

       10.12 Chrysler Corporation contract, incorporated by reference to Exhibit 10.21 to Form S-1.

        10.13   Purchase Agreement with Mitsubishi Motor Sales of
                America, Inc., incorporated by reference to Exhibit
                10.22 to Form 10-K.

        10.14 Development Agreement by and between the City of Georgetown, Texas and Tessco Group, Inc. concerning redevelopment of real property at 300 Industrial Avenue, Georgetown, Texas, incorporated by reference to Exhibit 10.23 to 1991 Form 10-K.

        10.15 Loan Agreement between the Company and NBD Bank dated June 28, 1996, incorporated by reference to Exhibit
                10.29 to the Company's Form 10-Q for the quarter ended June 30, 1996.

        11.*    Statement regarding Computation of Per Share Earnings.    E-6

        21.*    List of Subsidiaries.                                     E-7

        23.*    Consent of Deloitte & Touche, L.L.P.                      E-8

        27.*    Financial Data Schedule.                                  E-9



        *    Filed with this report.