Form 10-Q
period 1997-03-31
CODE ALARM INC
filed 1997-05-15
CIK 821509

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from          to
                                    --------     -----------

                        Commission File Number:   016441

                                CODE-ALARM, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

                                    MICHIGAN
                                    --------
                        (State or other jurisdiction of
                         incorporation or Organization)


                                   38-2334698
                                   ----------
                               (I.R.S. Employer
                             Identification No.)

        950 EAST WHITCOMB, MADISON HEIGHTS, MICHIGAN              48071
        ------------------------------------------------------------------
           (Address of principal executive offices)             (Zip Code)

(Registrant's telephone number, including area code):  810-583-9620
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

The number of shares outstanding of the registrant's common stock, without par value, as of May 14, 1997 is 2,320,861.

                                     INDEX



                                                                               Page No.
                                                                               --------
Part I. - Financial Information                                                   3

                  Consolidated Condensed Balance Sheets -
                    As of March 31, 1997 (Unaudited) and December 31, 1996        3

                  Consolidated Condensed Statements of Operations (Unaudited) -
                    First Quarter Ended March 31, 1997 and March 31, 1996         4

                  Consolidated Condensed Statements of Cash Flows (Unaudited) -
                    First Quarter Ended March 31, 1997 and March 31, 1996         5

                  Notes to Consolidated Condensed Financial Statements            6

                  Management's Discussion and Analysis of Financial               7
                    Condition and Results of Operations



Part II.          -  Other Information                                            9

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                                CODE-ALARM, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                              March 31,    December 31,
                                                                 1997        1996
ASSETS                                                        (Unaudited)
------                                                       ------------ ------------
Cash and cash equivalents                                     $    165    $      45
Accounts receivable (less allowance for
 doubtful accounts of $992,000 in 1997
 $950,000 in 1996)                                               9,104        8,798
Inventories                                                      8,496        8,734
Refundable income taxes                                          1,059        1,059
Deferred income taxes                                            2,040        2,040
Other                                                              519          729
                                                              --------    ---------
    Total current assets                                        21,383       21,405

Property and equipment, net of accumulated depreciation          3,545        3,750
Excess of cost over net assets acquired, net                     1,508        1,910
Other intangibles, net                                             500          651
Other assets                                                     1,561        1,711
                                                              --------    ---------

    Total assets                                              $ 28,497    $  29,427
                                                              ========    =========


LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

Current portion of long-term debt                             $  8,786    $   9,308
Accounts payable                                                 9,035        9,874
Accrued expenses                                                 2,692        2,358
Income tax payable                                                  13           22
Reserve for litigation                                           5,943        5,934
                                                              --------     --------
    Total current liabilities                                   26,469       27,496

Long-term debt                                                     781          879
                                                              --------     --------
    Total liabilities                                           27,250       28,375

Shareholders' equity:
  Common stock                                                  12,213       12,213
  Foreign currency translation adjustment                         (178)        (260)
  (Accumulated deficit)                                        (10,788)     (10,901)
                                                              --------     --------
    Total shareholders' equity                                   1,247        1,052
                                                              --------     --------

    Total liabilities and shareholders' equity                $ 28,497     $ 29,427
                                                              ========     ========



See accompanying notes to consolidated condensed financial statements.

                                CODE-ALARM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    First Quarter Ended March 31
                                                        1997            1996
                                                      --------       --------
Net sales                                             $ 15,775       $ 16,596
Cost of  sales                                           9,743         10,674
                                                      --------       --------

Gross profit                                             6,032          5,922

Operating expenses:
  Sales and marketing                                    2,244          2,598
  Engineering                                              426            762
  General and administrative                             2,532          2,037
  Impairment of goodwill                                   373
                                                      --------       --------
                                                         5,575          5,397
                                                      --------       --------

Income from operations                                     457            525

Other expense:
  Interest                                                 336            418
  Other                                                      8              2
                                                      --------       --------


Income before income taxes                                 113            105

Income taxes                                                               56
                                                      --------       --------

Net income                                            $    113       $     49
                                                      ========       ========

Net income per common share                           $  0. 05       $   0.02
                                                      ========       ========

Weighted average number of common shares outstanding     2,321          2,320
                                                      ========       ========




See accompanying notes to consolidated condensed financial statements.

                                CODE-ALARM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                    First Quarter Ended March 31
                                                        1997          1996
                                                        ----          ----
Cash flows from operating activities                  $  845         $ (440)

Cash flows from investing activities:
     Capital expenditures                               (105)           (87)
     Payment for intangible assets                                      (33)


Cash flows from financing activities:
    Net repayments of long-term debt                    (440)          (521)
    Net (repayment) borrowings on credit facility       (180)           676
                                                      ------         ------
Net change in cash and cash equivalents                  120           (405)

Cash and cash equivalents, beginning of period            45            416
                                                      ------         ------

Cash and cash equivalents, end of period              $  165         $   11
                                                      ======         ======



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid during the quarter for:
     Interest                                         $   76         $  121
                                                      ======         ======
     Income taxes                                     $   25         $    0
                                                      ======         ======




See accompanying notes to consolidated condensed financial statements.

                                CODE-ALARM, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1) The consolidated condensed interim financial statements reflect all adjustments which in the opinion of management are necessary to fairly state results for the interim periods presented. All adjustments are of a normal and recurring nature, except for the impairment of goodwill in the first quarter of 1997. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year.

2) The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3)  Inventories consist of the following:

                                           March 31,   December 31,
                                             1997          1996
                                          (Unaudited)
                                          -----------  ------------
                       Raw materials       $   5,925    $ 5,811
                       Work in process           327        324
                       Finished goods          2,244      2,599
                                           ---------    -------
                                           $   8,496    $ 8,734
                                           =========    =======


4) On April 30, 1997 the Company's French subsidiary, European Automotive Equipment, filed a voluntary reorganization proceeding and is continuing its operations as debtor in possession under the supervision of the Commercial Court of Bobigny, France.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

     The Company's consolidated net sales decreased $821,000, or 4.9%, to $15.8 million for the quarter ended March 31, 1997, as compared to $16.6 million for the quarter ended March 31, 1996. The decline was due to the Company's subsidiary operation in France, as the weakness in this market continued. North American sales were up slightly during the current quarter to $13.3 million, as original equipment manufacturers ("OEM") sales increased 6.7% and direct sales to international dealers increased almost 12%. Domestic retail aftermarket and automotive expediter sales were down.

     For the quarter ended March 31, 1997, consolidated gross profit percent increased to 38.2% as compared to 35.7% for the comparable quarter ended March 31, 1996, as North American margins continued to improve due to cost reductions and productivity improvements.

     Consolidated operating expenses for the quarter ended March 31, 1997, increased $178,000, or 3.3%, to $5.6 million as compared to $5.4 million for the quarter ended March 31, 1996. The increase in consolidated operating expenses was due primarily to the writedown of intangible assets and adjustments to the carrying value of other assets in Europe totaling $458,000. The Company continues to incur significant legal and other professional fees in asserting its patent rights and as defendant in patent infringement suits.

     As a result of the foregoing, the Company's consolidated income from continuing operations for the quarter ended March 31, 1997, was $457,000, a decrease from last year's first quarter results of $525,000. This decrease was due to increased losses in Europe of $441,000, and totaled $1,000,000 for the current quarter. However, North American operating income increased to $1.5 million.

     Interest expense was down 20% in the first quarter of 1997 from the first quarter of 1996, to $336,000, as the Company continues to apply excess cash flow from operating activities to reduce bank borrowings and other long-term debt.

     The current quarter's tax expense provided for operations was offset by deferred tax benefits generated through prior year net operating losses.

     As a result of the foregoing, the Company recorded net income for the quarter ended March 31, 1997, of $113,000, or $.05 per share, compared to net income of $49,000, or $.02 per share, for the quarter ended March 31, 1996.

     On April 30, 1997, the Company's French subsidiary, European Automotive Equipment, filed a voluntary reorganization proceeding and is continuing its operations as debtor in possession under the supervision of the Commercial Court of Bobigny, France


Liquidity and Capital Resources

     The Company's consolidated working capital at March 31, 1997, was a deficit of ($5.1) million as compared to a deficit of ($6.1) million at December 31, 1996. The current ratio (current assets divided by current liabilities) as of March 31, 1997, is .81 to 1, compared to .78 to 1 at December 31, 1996.

     Net cash provided by operating activities for the quarter ended March 31, 1997, was $845,000 which was used to finance capital expenditures of $105,000 and repayment of bank borrowings and other long-term debt of $620,000.

     At December 31, 1996, the Company was not in compliance with certain of its bank credit facility covenants. The Company is continuing its discussion with the Bank concerning these loan covenant violations, which continue to exist and which have not been cured. As of May 12, 1997, the Bank had not agreed to amend the loan agreement in a manner which would place the Company in compliance with all covenants of the agreement currently and as of March 31, 1997. As a result, all outstanding borrowings due the Bank at March 31, 1997, have been
classified as a current liability.   If the Company is not successful in its
efforts to secure an amended credit agreement, or if the Company is unable to obtain alternative financing, the Company's ability to continue operations at its planned level may be impaired.

     As of May 8, 1997, $11.0 million of the $14.25 million revolving credit facility was borrowed and outstanding.

                                    PART II
                               OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

     Code-Alarm, Inc. v. Electromotive Technology Corporation. Case No. 87-CV-74022-DT. In November of 1987, the Company filed a declaratory judgment action against Electromotive Technology Corporation ("ETC") in the United States District Court for the Eastern District of Michigan, Southern Division seeking a declaration that ETC's U.S. Patent No. 4,585,569 (the "'569 Patent"), describing and claiming a shock or motion sensor system, was invalid or not infringed by the Company. Subsequently, Directed Electronics ("Directed"), of Vista, California, acquired an interest in the '569 Patent and was made a party to the lawsuit. A judgment was entered against the Company on June 16, 1995 in the Court of Appeals for the Federal Circuit and the Company posted a letter of credit as security for an appeal bond in the amount of approximately $5.9 million, representing the amount of the judgment, including interest. On April 8, 1997 the Court granted the Company's motion to pay the bond proceeds and accrued interest to Plaintiffs, in full satisfaction of the judgment, without prejudice to the Company's right to proceed to set aside the judgment on appeal. The judgment was satisfied on April 18, 1997.

     In the same proceeding Directed is asserting patent infringement claims against two subsequent shock sensor designs. The Court has tentatively held that these two subsequent designs infringe the ETC patent. The Court has preliminarily enjoined the manufacture, use, sale, offering for sale and importing of these two subsequent designs and has scheduled a trial for June 30, 1997 on the issues of willfulness and damages.

     Aureo Rivera Davila and Aureo E. Rivera v. Magna Holding Company et al., Case No. 97C 1909, filed March 20, 1997 in the U.S. District Court, Northern District of Illinois, Eastern Division. Plaintiffs seek enforcement against the Company of a $19.4 million default judgment entered by the Court on July 26, 1990 against Chapman Industries Corp. ("Industries") for alleged patent infringement. With accumulated interest, the amount of the default judgment is now approximately $30 million. A subsidiary of the Company purchased certain assets from LaSalle National Bank ("LaSalle") on January 19, 1990 in a private sale conducted by LaSalle under Section 9-504 of the Illinois Uniform Commercial Code to dispose of collateral securing a defaulted loan made by LaSalle to Chapman Products, Inc. ("Products"). Plaintiffs allege that the assets were acquired by Products from Industries. Plaintiffs claim that the sale of the assets to the subsidiary of the Company was a fraudulent conveyance and that the Company is a successor in interest to the liability of Industries for the default judgment. The Company has tendered the defense of this action to LaSalle pursuant to the indemnification terms contained in its purchase agreement with LaSalle. Although LaSalle has not yet responded to the Company's tender of the defense, LaSalle assumed the Company's defense in a similar action by plaintiffs to enforce the default judgment against the Company in Puerto Rico. The Puerto Rican action was dismissed on March 20, 1996.


ITEM 5.      OTHER INFORMATION

     The Company's common stock was removed from The Nasdaq Stock Market effective the opening of business on Thursday, April 24, 1997, as a result of the Company's deficiency in meeting the minimum net tangible assets requirement for continued inclusion on The Nasdaq Stock Market.



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

       (27)     Financial Data Schedules.

        (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CODE-ALARM, INC
                                        ------------------------------
                                          (Registrant)



Date:      May 14, 1997                 /S/     Rand W. Mueller
           ------------                 ------------------------------
                                        Rand W. Mueller
                                        President


Date:      May 14, 1997                 /S/   Craig S. Camalo
           ------------                 ------------------------------
                                        Craig S. Camalo
                                        Vice President of Finance
                                        (Chief Financial Officer)
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX



Exhibit
Number          Description                                               Page
-------         -----------                                               ----
[S]             [C]                                                       [C]
 3.1            Restated Articles of Incorporation of the Company,
                incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-18, as amended, Registration No. 33-16991C ("Form S-18").

 3.2 Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1990 ("1990 Form 10-K").


  27 *          Financial Data Schedule


* attached as an Exhibit hereto.


                                                               SEQUENTIALLY
EXHIBIT                                                          NUMBERED
NUMBER                            DESCRIPTION                      PAGE
-------                           -----------                  ------------

  27 --                     Financial Data Schedule