Form 10-Q
period 1997-06-30
CODE ALARM INC
filed 1997-08-19
CIK 821509

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE SECURITIES
    AND EXCHANGE ACT OF 1934.

    For the quarterly period ended June 30, 1997.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

     For the transition period from_________________to___________________


                        Commission File Number:   016441

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

     The number of shares outstanding of the registrants common stock, without par value, as of August 18, 1997 is 2,320,861.

                                     INDEX

                                                                          Page No.
                                                                          --------
Part I. - Financial Information

     Consolidated Condensed Balance Sheets -
       As of June 30, 1997 (Unaudited) and December 31, 1996                  3

     Consolidated Condensed Statements of Operations (Unaudited) -
       Three months ended June 30, 1997 and 1996, and six months
       ended June 30, 1997 and 1996                                           4

     Consolidated Condensed Statements of Cash Flows (Unaudited) -
       Six months ended June 30, 1997 and 1996                                5

     Notes to Consolidated Condensed Financial Statements                     6

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                    7



Part II.  -  Other Information                                                9

                        PART I  -  FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

                                CODE-ALARM, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                             June 30,
                                                                               1997           December 31,
 ASSETS                                                                     (Unaudited)          1996
 ------                                                                     -----------       -----------
 Cash and cash equivalents                                                      $   170           $    45
 Accounts receivable (less allowance for                                          7,128             8,798
   doubtful accounts of $335,000 and
   $950,000, respectively)
 Inventories                                                                      7,024             8,734
 Refundable income taxes                                                          1,059             1,059
 Deferred income taxes                                                            2,040             2,040
 Other                                                                              454               729
                                                                            -----------       -----------
        Total current assets                                                     17,875            21,405

 Property and equipment, net of accumulated depreciation                          3,075             3,750
Excess of cost over net assets acquired, net                                      1,497             1,910
Other intangibles, net                                                              443               651
Other assets                                                                      2,012             1,711
                                                                            -----------       -----------

        Total assets                                                            $24,902           $29,427
                                                                            ===========       ===========


LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

Current portion of long-term debt                                               $14,666           $ 9,308
Accounts payable                                                                  6,281             9,874
Accrued expenses                                                                  1,500             2,358
Income tax payable                                                                                     22
Reserve for litigation                                                                              5,934
                                                                            -----------       -----------
        Total current liabilities                                                22,447            27,496

Long-term debt                                                                      744               879
                                                                            -----------       -----------
        Total liabilities                                                        23,191            28,375

Shareholders' equity:
  Common stock                                                                   12,213            12,213
  Foreign currency translation adjustment                                                            (260)
  (Accumulated deficit)                                                         (10,502)          (10,901)
                                                                            -----------       -----------
        Total shareholders' equity                                                1,711             1,052
                                                                            -----------       -----------

        Total liabilities and shareholders' equity                              $24,902           $29,427
                                                                            ===========       ===========




See accompanying notes to consolidated condensed financial statements.

                                CODE-ALARM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)





                                Three Months Ended June 30              Six Months Ended June 30
                               ---------------------------            ----------------------------
                                 1997                1996               1997                1996
                                 ----                ----               ----                ----
Net sales                      $12,639             $15,216            $28,414             $31,812
Cost of  sales                   7,820               9,441             17,563              20,115
                               -------             -------            -------             -------

Gross profit                     4,819               5,775             10,851              11,697

Operating expenses:
  Sales and marketing            1,757               2,489              4,001               5,087
  Engineering                      420                 664                846               1,426
  General and administrative     1,804               2,275              4,336               4,312
  Impairment of goodwill                                                  373
                               -------             -------            -------             -------
                                 3,981               5,428              9,556              10,825
                               -------             -------            -------             -------

Income from operations             838                 347              1,295                 872

Other expense:
  Interest expense                 376                 387                712                 805
  Other                            176                   1                184                   3
                               -------             -------            -------             -------
                                   552                 388                896                 808
                               -------             -------            -------             -------

Income (loss) before taxes         286                 (41)               399                  64

Income tax (benefit)                                   (10)                                    46
                               -------             -------            -------             -------

Net income (loss)              $   286             $   (31)           $   399             $    18
                               =======             =======            =======             =======

Net income (loss)
  per common share             $  0.12             $ (0.01)           $  0.17             $  0.01
                               =======             =======            =======             =======

Weighted average number
  of common outstanding          2,321               2,321              2,321               2,321
                               =======             =======            =======             =======










See accompanying notes to consolidated condensed financial statements.

                                CODE-ALARM, INC
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                    Six Months Ended June 30
                                                   --------------------------
                                                       1997          1996
                                                   ------------  ------------

Cash flows from operating activities                $   992       $ 1,056

Cash flows from investing activities:
   Capital expenditures                                (155)          (48)
   Payments for intangible assets                                     (38)

Cash flows from financing activities:
   Reduction of long-term debt                         (136)       (1,375)
   Proceeds from line of credit                       5,479           309
   Payment of judgment                               (6,055)
   Proceeds from exercise of stock options                              2
                                                    -------        ------

Net change in cash and cash equivalents                 125           (92)

Cash and cash equivalents, beginning of period           45           416
                                                    -------        ------

Cash and cash equivalents, end of period               $170          $322
                                                    =======        ======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the six month period for:
    Interest                                         $1,200          $448
                                                    =======        ======

    Income taxes                                        $25           ---
                                                    =======        ======







See accompanying notes to consolidated condensed financial statements.

                                CODE-ALARM, INC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The consolidated condensed interim financial statements reflect all adjustments which in the opinion of management are necessary to fairly state results for the interim periods presented. All adjustments are of a normal and recurring nature, except for the impairment of goodwill in the first quarter of 1997, and a charge for the accumulated foreign currency translation in the second quarter of 1997, both items relating to the European divestiture. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year.

      The Company is involved in various matters of litigation, including those more fully described in "Legal Proceedings" in Part II of this Form 10-Q. Any substantial damage amount awarded against the Company in these suits may have a material adverse impact on the Company's financial condition and results of operations.

2. The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.


3.    Inventories consist of the following:



                                  June 30, 1997     December 31,
                                   (Unaudited)         1996
                                 ----------------  ------------
                Raw materials       $  5,882         $  5,811
                Work in process          305              324
                Finished goods           837            2,599
                                    --------         --------
                                    $  7,024         $  8,734
                                    ========         ========


4. On April 30, 1997, the Company's French subsidiary, European Automotive Equipment, filed a voluntary reorganization proceeding as debtor in possession under the supervision of the Commercial Court of Bobigny, France. Effective July 20, 1997, the assets of the entity were purchased out of bankruptcy by an unaffiliated party. No proceeds from this purchase were received by the Company.

      On July 25, 1997, the Company closed the sale of its United Kingdom ("UK") subsidiary, Code Alarm UK Limited, to its former management. Proceeds from this sale are to be paid $80,000 in cash, with the balance over a four year period. The sale was effective April 1, 1997.

      The Consolidated Condensed Statements of Operations and Cash Flows include European results only for the period January 1, 1997 to April 30, 1997. The Consolidated Condensed Balance Sheet at June 30, 1997, include an amount related to the sale of the UK subsidiary of $777,000.

5. On April 18, 1997, the Company agreed to settle and make final payment in satisfaction of a prior year judgment against the Company. The judgment was paid from proceeds of a bond secured by a bank letter of credit and satisfied by additional borrowings of the Company, plus cash from the Company for accrued interest, totaling approximately
      $6 million. The amount had been charged to operations and accrued for in prior periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



Results of Operations

     The Company's consolidated net sales decreased $3.4 million , or 10.7%, to $28.4 million for the six months ended June 30, 1997, as compared to the $31.8 million for the six months ended June 30, 1996. Sales from the Company's European operations declined $4 million in the first half of 1997 as compared to the same period of 1996, as result of the Company's European divestiture. North American sales were up 2.5% during the first half of 1997 as compared to 1996 on the continuing strength in sales to original equipment manufacturers ("OEM"), which increased 13.3%, and direct sales to international dealers, which increased 130%. Domestic retail aftermarket and automotive expediter sales were down from the prior year.

     For the six months ended June 30, 1997, consolidated gross profit increased to 38.2% as compared to 36.8% for the comparable six month period ended June 30, 1996, as the Company's North American margins continue to benefit from process improvement efforts and increased productivity.

     Consolidated operating expenses for the first six months of 1997 decreased $1.2 million, or 11.7%, to $9.6 million as compared to $10.8 million for the first six months of 1996. This decrease was primarily due to the European divestiture. The Company, however, continues to incur significant legal and other professional fees in asserting it patent rights and as a defendant in patent infringement suits.

     As a result of the foregoing, the Company's consolidated operating income from continuing operations for the six months ended June 30, 1997, was $1.3 million, an increase of $423,000 from the comparable period in 1996. Excluding the impact of the European operations on consolidated operating income, North American operating income was $2.4 million for the six months ended June 30, 1997, as compared to $1.7 million for the six months ended June 30, 1997.

     Interest expense was down 12% for the six months ended June 30, 1997, as compared to the six month period ended June 30, 1996, to $712,000, as the Company continues to apply excess cash flow from operating activities to reduce borrowings and other long-term debt. The Company incurred in the second quarter of 1997 an additional charge of $177,000 as other expense relating to its divestiture.

     As a result of the foregoing, the Company recorded net income for the six months ended June 30, 1997, of $399,000, or $0.17 per share, compared to net income of $18,000, or $0.01 per share, for the six months ended June 30, 1997.


Liquidity and Capital Resources

     The Company's consolidated working capital at June 30, 1997 was a deficit of ($4.6) million as compared to a deficit of ($6.1) million at December 31, 1996. The current ratio (current assets divided by current liabilities) as of June 30, 1997, is .80 to 1 compared to .78 to 1 at December 31, 1996.

     Net cash provided from operating activities for the six months ended June 30, 1997, was $992,000, which was used to finance capital expenditures of $155,000 and other obligations.

     On June 11, 1997, the Company and the Bank entered into an Amendment and Forbearance Agreement ("Forbearance Agreement") regarding the Company's violations of various covenants in the loan agreements. Among other things, the Forbearance Agreement, which expires October 31, 1997, sets a limit on the amount by which the revolving credit loans to the Company could exceed the specified percentages of eligible inventory and receivables (the "Out of Formula Amount"), made all advances by the Bank discretionary, and eliminated LIBOR based loans. The Forbearance Agreement also modified the definitions of eligible inventory and receivables, provided for the Company to make various payments to the Bank to reduce the Out of Formula Amount, modified certain covenants and reporting requirements, and added other covenants and reporting requirements. As a result of the Company's defaults under the Forbearance Agreement, the Bank has imposed a default rate of interest "prime plus 3%".

     All outstanding borrowings due the Bank at June 30, 1997, have been classified as a current liability. If the Company is unable to obtain long-term financing, the Company's ability to continue operations at planned levels may be impaired.

     The Company's liquidity could be materially adversely impacted if the damages awarded against the Company in its trial against Directed Electronics are substantial. See "Legal Proceedings" in Part II of this Form 10-Q.

                                    PART II
                               OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.
              Code-Alarm, Inc. v. Electromotive Technology Corporation. Case
         No. 87-CV-74022-DT. In November of 1987, the Company filed a declaratory judgment action against Electromotive Technology Corporation ("ETC") in the United States District Court for the
         Eastern District of Michigan, Southern Division (the "Court") seeking a declaration that ETC's U.S. Patent No. 4,585,569 (the "'569 Patent"), describing and claiming a shock or motion sensor system, was invalid or not infringed by the Company. Subsequently, Directed Electronics ("Directed"), of Vista, California, acquired an interest in the '569 Patent and was made a party to the lawsuit. A judgment was entered against the Company on June 16, 1995 in the Court and the Company posted a letter of credit as security for an appeal bond in the amount of approximately $5.9 million, representing the amount of the judgment, including interest. On April 8, 1997 the Court granted the Company's motion to pay the bond proceeds and accrued interest to Plaintiffs, in full satisfaction of the judgment, without prejudice to the Company's right to proceed to set aside the judgment on appeal.
         In April 1997, the Company paid $6.1 million in satisfaction of the judgement. On June 4, 1997, the Company's appeal was denied.

              In the same proceeding Directed is asserting patent infringement claims against two of the Company's subsequent shock sensor designs. On July 23, 1997, the Court entered a Judgment on Liability against the Company that these two designs infringe the '569 Patent. The Court has permanently enjoined the Company from the manufacture, use, sale, offering for sale and importing of these two subsequent designs and has scheduled a trial to commence on August 18, 1997, on the issues of willfulness and damages. The damage amount to be awarded against the Company could be substantial and could have a material adverse impact on the Company's financial condition and results of operations.

              Aureo Rivera Davila and Aureo E. Rivera v. Magna Holding Company et al., Case No. 97C1909, filed March 20, 1997 in the U.S. District Court, Northern District of Illinois, Eastern Division. Plaintiffs seek enforcement against the Company of a $19.4 million default judgment entered by the Court on July 26, 1990 against Chapman Industries Corp. ("Industries") for alleged patent infringement. With accumulated interest, the amount of the default judgment is now approximately $30 million. A subsidiary of the Company purchased certain assets from LaSalle National Bank ("LaSalle") on January 19, 1990 in a private sale conducted by LaSalle under Section 9-504 of the Illinois Uniform Commercial Code to dispose of collateral securing a defaulted loan made by LaSalle to Chapman Products, Inc. ("Products"). Plaintiffs allege that the assets were acquired by Products from Industries. Plaintiffs claim that the sale of assets to the subsidiary of the Company was a fraudulent conveyance and that the Company is a successor in interest to the liability of Industries for the default judgment. The Company has tendered the defense of this action to LaSalle pursuant to the indemnification terms contained in its purchase agreement with LaSalle. LaSalle has agreed to pay for up to 50% of the defense, but has refused to assume the full defense.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                    The Company held its annual meeting on May 20, 1997.   The
               stockholders re-elected Mr. William S. Pickett and Mr. Jack D. Rutherford to the board of directors, each receiving at least 1,955,688 votes. Mr. Rand Mueller, Mr. Kenneth Mueller, Mr. Marshall J. Mueller, Mr. Alan H. Foster and Mr. Peter J. Stouffer continue their terms as directors of the Company.

                    The stockholders ratified the appointment of Deloitte &
               Touche LLP as the Company's independent certified public accountants for the year ending December 31, 1997. There were 2,000,614 votes for and 24,515 votes against this matter, with 9,296 votes abstaining.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)       The documents filed as a part of this report:

               (10.30)   Amendment and Forbearance Agreement dated June 11,
                         1997.

               (11) Shares issuable under employee stock options were excluded from the computation of weighted average number of shares outstanding since such shares were either anti-dilutive or their dilutive effect was not material.

               (27)      Financial Data Schedule.

               (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  CODE-ALARM, INC.
                                                  ----------------
                                                    (Registrant)


Date:  August 18, 1997                            /s/    Rand W. Mueller
       ---------------                            ----------------------
                                                  Rand W. Mueller
                                                  President


Date:  August 18, 1997                            /s/    Craig S. Camalo
       ---------------                            ----------------------
                                                  Craig S. Camalo
                                                  Vice President of Finance
                                                  (Chief Financial Officer)
                                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX



 Exhibit
 Number          Description
 ------          -----------

  10.30          Amendment and Forbearance Agreement dated June 11, 1997.

  27             Financial Data Schedule.
