Form 10-Q
period 1997-09-30
CODE ALARM INC
filed 1997-11-19
CIK 821509

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934.

    For the quarterly period ended September 30, 1997.
                                   ------------------

                                              or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the transition period from            to           .
                                   ----------    ----------

                        Commission File Number:   016441

                               CODE - ALARM, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

                                    MICHIGAN
                                    --------
                        (State or other jurisdiction of
                         incorporation or organization)


                                   38-2334698
                                   ----------
                                (I.R.S. Employer
                              Identification No.)

  950 EAST WHITCOMB, MADISON HEIGHTS, MICHIGAN                  48071
--------------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)


      (Registrant's telephone number, including area code):   248-583-9620
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

     Yes  X             No
         ---               ---
     The number of shares outstanding of the registrants common stock, without par value, as of November 17, 1997 is 2,320,861.

                                     INDEX


                                                                        Page No.

Part I. - Financial Information                                         --------

          Consolidated Condensed Balance Sheets -
           As of September 30, 1997 (Unaudited) and December 31, 1996        3

          Consolidated Condensed Statements of Operations (Unaudited) -
           Three months ended September 30, 1997 and 1996, and nine months
           ended September 30, 1997 and 1996                                 4

          Consolidated Condensed Statements of Cash Flows (Unaudited) -
           Nine months ended September 30, 1997 and 1996                     5

          Notes to Consolidated Condensed Financial Statements               6

          Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               7



Part II. - Other Information                                                 9

                        PART I  -  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                                CODE-ALARM, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                             September 30,
                                                                 1997            December 31,
ASSETS                                                        (Unaudited)            1996
------                                                       -------------       ------------

Cash and cash equivalents                                        $     98         $     45
Accounts receivable (less allowance for                             7,130            8,798
  doubtful accounts of $515,000 and
  $950,000, respectively)
Inventories                                                         5,784            8,734
Refundable income taxes                                             1,059            1,059
Deferred income taxes                                               2,040            2,040
Other                                                                 269              729
                                                                 --------         --------
        Total current assets                                       16,380           21,405

Property and equipment, net of accumulated depreciation             2,698            3,750
Excess of cost over net assets acquired, net                          323            1,910
Other intangibles, net                                                386              651
Other assets                                                        1,128            1,711
                                                                 --------         --------

        Total assets                                             $ 20,915         $ 29,427
                                                                 ========         ========

LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------

Current portion of long-term debt (Note 4)                       $    809         $  9,308
Accounts payable                                                    6,415            9,874
Accrued expenses                                                    2,133            2,358
Income tax payable                                                                      22
Reserve for litigation (Note 6)                                     1,700            5,934
                                                                 --------         --------
        Total current liabilities                                  11,057           27,496

Long-term debt (Note 4)                                            13,363              879
                                                                 --------         --------
Total liabilities                                                  24,420           28,375

Shareholders' equity (deficit):
  Common stock                                                     12,213           12,213
  Foreign currency translation adjustment                                             (260)
  (Accumulated deficit)                                           (15,718)         (10,901)
                                                                 --------         --------
        Total shareholders' equity (deficit)                       (3,505)           1,052
                                                                 --------         --------

        Total liabilities and shareholders' equity (deficit)     $ 20,915         $ 29,427
                                                                 ========         ========




See accompanying notes to consolidated condensed financial statements.

                                CODE-ALARM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



                                                 Three Months Ended           Nine Months Ended
                                                    September 30                 September 30
                                                    ------------                 ------------
                                                   1997         1996            1997          1996
                                                 -------      -------         -------       -------
Net sales                                        $12,590      $15,282         $41,004       $47,094
Cost of  sales                                     7,818        9,218          25,381        29,333
                                                 -------      -------         -------       -------
Gross profit                                       4,772        6,064          15,623        17,761

Operating expenses:
  Sales and marketing                              1,851        2,695           5,852         7,782
  Engineering                                        348          629           1,194         2,055
  General and administrative                       1,579        2,313           5,915         6,625
  Impairment of goodwill                                                          373
  Restructuring charge (Note 1)                    2,786                        2,786
                                                 -------      -------         -------       -------

                                                   6,564        5,637          16,120        16,462
                                                 -------      -------        --------       -------
Income (loss) from operations                     (1,792)         427            (497)        1,299

Other (income) expense:
  Interest expense                                   440          400           1,152         1,205
  Other expense (income)                             608          (13)            792           (10)
  Litigation expense (Note 6)                      2,376                        2,376
                                                 -------      -------         -------       -------
                                                   3,424          387           4,320         1,195
                                                 -------      -------         -------       -------
Income (loss) before taxes                        (5,216)          40          (4,817)          104

Income tax (benefit)                                             (  2)                           44
                                                 -------      -------         -------       -------

Net income (loss)                                $(5,216)     $    42         $(4,817)      $    60
                                                 =======      =======         =======       =======

Net income (loss) per common share               $ (2.25)     $  0.02         $ (2.08)      $  0.03
                                                 =======      =======         =======       =======

Weighted average number of common
shares outstanding                                 2,321        2,321           2,321         2,321
                                                 =======      =======         =======       =======




See accompanying notes to consolidated condensed financial statements.

                                CODE-ALARM, INC
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                        Nine Months Ended September 30
                                                        --------------------------------
                                                             1997              1996
                                                             ----             ------
Cash flows from operating activities                      $  2,219          $  1,303

Cash flows from investing activities:
   Capital expenditures                                       (216)             (158)
   Payments for intangible assets                                                (36)

Cash flows from financing activities:
   Reduction of  long-term debt                               (231)           (2,507)
   Proceeds from line of credit                              4,336             1,691
   Payment of judgment                                      (6,055)
   Proceeds from exercise of stock options                                         2
                                                          --------          --------

Net change in cash and cash equivalents                         53               295

Cash and cash equivalents, beginning of period                  45               416
                                                          --------          --------

Cash and cash equivalents, end of period                  $     98          $    711
                                                          ========          ========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the nine month period for:
    Interest expense                                      $  1,693          $    608
                                                          ========          ========
    Income taxes                                                25                 0
                                                          ========          ========








See accompanying notes to consolidated condensed financial statements.

                                CODE-ALARM, INC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The consolidated condensed interim financial statements reflect all adjustments which in the opinion of management are necessary to fairly state results for the interim periods presented. All adjustments are of a normal and recurring nature, except for a restructuring charge of $2.8 million relating to the closure of the Georgetown, Texas facility, litigation expense of $2.4 million in connection with a patent infringement suit and other expenses of $300,000 all incurred in the third quarter of 1997, the impairment of goodwill of $373,000 in the first quarter of 1997, and $177,000 charge for the accumulated foreign currency translation in the second quarter of 1997. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year.

   The Company is involved in various matters of litigation, including those more fully described in "Legal Proceedings" in Part II of this Form 10Q. Any substantial damage amount awarded against the Company in the various matters of litigation may have a material adverse impact on the Company's financial condition and results of operations.

2. The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3. Inventories consist of the following:


                                September 30, 1997
                                   (Unaudited)        December 31, 1996
                                   -----------        ----------------
         Raw materials               $ 4,739              $ 5,811
         Work in process                 257                  324
         Finished goods                  788                2,599
                                     -------              -------
                                     $ 5,784              $ 8,734
                                     =======              =======

4. On October 24, 1997, the Company entered into a 3 year credit agreement with a new senior lender, which is more fully described in "Liquidity and Capital Resources" in Part I Item 2. of the Form 10Q. As a result of the new financing agreement, the Company has classified a substantial portion of its debt as long-term in accordance with the terms of the new credit agreement.

5. On April 30, 1997, the Company's French subsidiary, European Automotive Equipment, filed a voluntary reorganization proceeding as debtor in possession under the supervision of the Commercial Court of Bobigny, France. Effective July 20, 1997, the assets of the entity were purchased out of bankruptcy by an unaffiliated party. No proceeds from this purchase were received by the Company.

   On July 25, 1997, the Company closed the sale of its United Kingdom ("UK") subsidiary, Code Alarm UK Limited, to its former management. Proceeds from this sale are to be paid $80,000 in cash, with the balance over a four year period. The sale was effective April 1, 1997.

   The Consolidated Condensed Statements of Operations and Cash Flows include European results only for the period January 1, 1997 to April 30, 1997. The Consolidated Condensed Balance Sheet at September 30, 1997, includes in Other Assets a receivable reflecting the amount related to the sale of the UK subsidiary.

6. On April 18, 1997, the Company agreed to settle and make final payment in satisfaction of a prior year judgment against the Company. The judgment was paid from proceeds of a bond secured by a bank letter of credit and satisfied by additional borrowings of the Company, plus cash from the Company for accrued interest, totaling approximately $6.1 million. The amount had been charged to operations and accrued for in prior years.

   On July 23, 1997, the Court entered a partial judgement on liability against the Company that two shock sensor designs infringe upon a third party patent. On October 21, 1997, the Court entered a Memorandum and Order for a partial judgement for damages and prejudgement interest, plus attorney fees. For the quarter ended September 30, 1997, the Company accrued a $1.7 million reserve for the partial judgement as litigation expense.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

     The Company's consolidated net sales decreased $6.1 million , or 12.9%, to $41.0 million for the nine months ended September 30, 1997, as compared to $47.1 million for the nine months ended September 30, 1996. Sales declined $7 million during the first nine months of 1997 as compared to the same period of 1996, as result of the Company's devestiture of its European operations. North American sales were up 2.2% during the first nine months of 1997 as compared to 1996 on the continuing strength in sales to original equipment manufacturers ("OEM"), which increased 8.2%, and direct sales to international dealers, which increased 120%. Domestic retail aftermarket and automotive expediter sales were down from the prior year.

     For the nine months ended September 30, 1997, consolidated gross profit increased to 38.1% as compared to 37.7% for the comparable nine month period ended September 30, 1996. North American margins continue to benefit from process improvement efforts and increased productivity, offset by higher overhead costs.

     Consolidated operating expenses for the first nine months of 1997 was unchanged from the prior year period. Consolidated operating expenses for the nine month period ended September 30, 1997, and 1996 included $1.8 million and $4.6 million, respectively, relating to European operations. Operating expenses for the three month and nine month period ended September 30, 1997 included $2.8 million of restructuring charges relating to the closure of the Company's Georgetown, Texas manufacturing facility. These charges resulted primarily from the writedown of assets. Excluding European operations and restructuring charges, North American operating expenses for the first nine months of 1997 were down 3% from the prior year period.

     As a result of the foregoing, the Company reported a consolidated operating loss from continuing operations for the nine months ended September 30, 1997, of $497,000, as compared to consolidated operating income of $1.3 million for the nine months ended September 30, 1996. Excluding the impact of the European operations and restructuring charges on consolidated operating income, North American operations reported operating income of $3.3 million for the nine months ended September 30, 1997, as compared to $2.6 million for the comparable period in 1996.

     Interest expense was down slightly for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996. Interest expense increased during the third quarter ended September 30, 1997 as compared to 1996, due to the default rate of interest being charged the Company under its loan agreement with the Bank. The Company has minimized the impact of the higher interest rate as it continues to accelerate cash flow from operating activities used to reduce borrowings and other long-term debt.

     The Company incurred in the third quarter of 1997 as other expense an additional charge of $300,000, and $477,000 for the nine months ended September
30, 1997, relating to its European divestiture.   Other expenses for the
quarter ended September 30, 1997, also included $308,000 of bank compliance costs as part of the Amendment and Forbearance Agreement.

     During the third quarter ended September 30, 1997, the Company recorded $2.4 million as litigation expense, which includes a reserve for $1.7 million as a result of a Memorandum and Order for a partial judgment issued October 21, 1997, and Company defense costs, both in connection with a patent infringement claim.

     The Company has not provided for an income tax benefit for the three month and nine month periods ended September 30, 1997, as a result of the pretax loss for these periods. At this time the Company has not determined that realization of the related deferred tax asset is more likely than not.

     As a result of the foregoing, the Company recorded a net loss of $4,817,000, or $2.08 per share, compared to net income of $60,000, or $.03 per share, for the nine months ended September 30, 1996. Excluding the effects of the restructuring charge and litigation expense, results for the nine months ended September 30, 1997, was net income of $345,000, or $.15 per share.

Liquidity and Capital Resources

     The Company's consolidated working capital at September 30, 1997, is $5.3 million as compared to a deficit of ($6.1) million at December 31, 1996. The current ratio (current assets divided by current liabilities) as of September 30, 1997, is 1.48 to 1 compared to .78 to 1 at December 31, 1996. The improvement in working capital and current ratio as of September 30, 1997, was due to the refinancing described below as a substantial portion of debt has been classified as long-term in accordance with the terms of the credit agreement.

     Net cash provided from operating activities for the nine months ended September 30, 1997, was $2.2 million, which was used to finance capital expenditures of $216,000 and other obligations.

     On June 11, 1997, the Company and the Bank entered into an Amendment and Forbearance Agreement ("Forbearance Agreement") regarding the Company's violations of various covenants in the loan agreements. The Forbearance Agreement set a limit on the amount by which the revolving credit loans to the Company could exceed the specified percentages of eligible inventory and receivables, made all advances by the Bank discretionary, and eliminated LIBOR based loans. As a result of the Company's defaults under the Forbearance Agreement, the Bank imposed the default rate of interest (13.5%).

     On October 24, 1997, the Company entered into a 3 year credit agreement with a new senior lender, General Electric Capital Corporation ("GECC"), extending revolving letter of credit and term credit facilities to the Company of up to $25.5 million for the purpose of (a) refinancing indebtedness of the Company, (b) provide working capital financing, and (c) provide funds to satisfy, or letters of credit to secure issuance of a supersedeas or appeal bond or similar obligation with, an adverse judgment which may be entered against the Company in patent infringement litigation. As a result, the Company's previous loan agreement with the Bank has been replaced with this new credit agreement. Specifically, the new credit agreement provides for a $12 million revolving credit loan, $1.5 million term loan, and a loan up to $3 million to be made upon a final settlement in the patent infringement litigation against the Company. In addition, the credit agreement provides for a letter of credit of up to $12 million to secure a bond or similar obligation issued in the patent infringement litigation against the Company and if drawn upon or converted, a term loan of up to $12 million to pay or settle the patent litigation. The revolving credit facility bears interest at prime rate plus 1.5% or LIBOR plus 3.25%. The term loan is payable in twelve (12) equal quarterly installments and bears interest at prime plus 1.75% or LIBOR plus 3.5%.

     The credit agreement is subject to certain covenants requiring minimum levels of net worth, fixed charge coverage, operating income levels, maximum capital expenditures, and restrictions on payments of certain dividends, sale of assets and increased indebtedness. In addition, the credit agreement requires that mandatory prepayments against outstanding GECC indebtedness be made with proceeds from the sale of equity or debt securities, sale of assets, excess operating cash flow and proceeds from litigation involving patents and intellectual property. Credit availability under the revolving credit loan is subject to a specified percentage of eligible accounts receivable and inventory. All assets of the Company and stock of its subsidiaries are pledged to GECC as security.

     On October 27, 1997, the Company entered into an equity private placement Unit Purchase Agreement with Pegasus Partners, L.P. and Pegasus Related Partners, L.P. to purchase 55,000 units consisting of preferred stock and attached warrants, for an aggregate purchase price of $7 million. Dividends accrue at a rate of 10% per year and are payable, at the option of the Company, in cash or additional units. In addition, Pegasus may receive additional warrants in return for guarantying $4 million of the Company's indebtedness to GECC under the revolving credit facility, and will receive additional warrants if required to provide the Company with financing for a judgment, appeal bond or settlement in connection with the patent infringement litigation. Proceeds from the $7 million equity investment was used to reduce the Company's outstanding indebtedness.

     For a complete discussion of the debt and equity financing see the Company's Form 8-K filed on November 10, 1997.

     The Company's liquidity could be materially adversely impacted if, beyond the amount of $1.7 million reserved as of September 30, 1997, the damages awarded against the Company in its trial against Directed Electronics are substantial. See "Legal Proceedings" in Part II of this Form 10-Q.

                                    PART II
                               OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.
              Code-Alarm, Inc. v. Electromotive Technology Corporation. Case No. 87-CV-74022-DT. In November of 1987, the Company filed a declaratory judgment action against Electromotive Technology Corporation ("ETC") in the United States District Court for the Eastern District of Michigan, Southern Division (the "Court") seeking a declaration that ETC's U.S. Patent No. 4,585,569 (the "'569 Patent"), describing and claiming a shock or motion sensor system, was invalid or not infringed by the Company. Subsequently, Directed Electronics ("Directed"), of Vista, California, acquired an interest in the '569 Patent and was made a party to the lawsuit. A judgment was entered against the Company on June 16, 1995 in the Court and the Company posted a letter of credit as security for an appeal bond in the amount of approximately $5.9 million, representing the amount of the judgment, including interest. On April 8, 1997 the Court granted the Company's motion to pay the bond proceeds and accrued interest to Plaintiffs, in full satisfaction of the judgment, without prejudice to the Company's right to proceed to set aside the judgment on appeal. In April 1997, the Company paid $6.1 million in satisfaction of the judgment. On June 4, 1997, the appeal was denied.

              In the same proceeding Directed is asserting patent infringement claims against two of the Company's shock sensor designs. On July 23, 1997, the Court entered a Judgment on liability against the Company that these two designs infringe the '569 Patent. The Court has permanently enjoined the Company from the manufacture, use, sale, offering for sale and importing of these two subsequent designs. The trial on the issues of willfulness and damages ended on August 27, 1997. On October 21, 1997, the Court entered a Memorandum and Order for a partial judgment for 1993 compensatory damages and pre-judgment interest of $1,543,630 plus related attorney fees. The Court has not issued an order on the remaining issues. The damage amount to be awarded against the Company could be substantial and could have a material adverse impact on the Company's financial condition and results of operations.

              No other reportable changes have taken place in regard to the legal proceedings disclosed in the registrant's report on Form 10-Q for the quarter ended June 30, 1997.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the quarter ended September 30, 1997.




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)      Exhibits

          3.1 Restated Articles of Incorporation of the Company incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-18, as amended, Registration No. 33-16991C.

          3.1.1 Certificate of Designation, Numbers, Powers, Preferences and Relative, Participating, Optional and Other Rights of Series A Preferred Stock of Code-Alarm, Inc., incorporated by reference to Exhibit 3.1.1 to the Company's Form 8-K dated October 24, 1997.

          3.1.2 Certificate of Designation, Numbers, Powers, Preferences and Relative, Participating, Optional and Other Rights of Series B Preferred Stock of Code-Alarm, Inc., incorporated by reference to Exhibit 3.1.2 to the Company's Form 8-K dated October 24, 1997.

          3.2.1 Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2.1 to the Company's Form 8-K dated October 24, 1997.

          11 Shares issuable under employee stock options were excluded from the computation of weighted average number of shares outstanding since such shares were either anti-dilutive or their dilutive effect was not material.

          19.1     Form 8-K dated October 24, 1997.

          27       Financial Data Schedule.

          (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1997. The Company filed on November 10, 1997, a Current Report on Form 8-K dated October 24, 1997, containing Items 1 and 5 disclosures.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CODE-ALARM, INC.
                                                ----------------
                                                  (Registrant)



Date:  November 19, 1997                        /s/    Rand W. Mueller
       -----------------                        ----------------------
                                                Rand W. Mueller
                                                President


Date:  November 19, 1997                        /s/    Craig S. Camalo
       -----------------                        ----------------------
                                                Craig S. Camalo
                                                Vice President of Finance
                                                (Chief Financial Officer)
                                                (Principal Accounting Officer)

                                 EXHIBIT INDEX



Exhibit
Number              Description
-------             -----------

 3.1 Restated Articles of Incorporation of the Company incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-18, as amended, Registration No. 33-16991C.

 3.1.1 Certificate of Designation, Numbers, Powers, Preferences and Relative, Participating, Optional and Other Rights of Series A Preferred Stock of Code-Alarm, Inc., incorporated by reference to Exhibit 3.1.1 to the Company's Form 8-K dated October 24, 1997.

 3.1.2 Certificate of Designation, Numbers, Powers, Preferences and Relative, Participating, Optional and Other Rights of Series B Preferred Stock of Code-Alarm, Inc., incorporated by reference to Exhibit 3.1.2 to the Company's Form 8-K dated October 24, 1997.

 3.2.1 Bylaws of the Company, as amended incorporated by reference to Exhibit 3.2.1 to the Company's Form 8-K dated October 24, 1997.

 19.1               Form 8-K dated October 24, 1997.

 27                 Financial Data Schedule.