Form 10-K405
period 1997-12-31
CODE ALARM INC
filed 1998-04-15
CIK 821509

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K



(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended   December 31, 1997
                                     -----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from               to
                                        -------------    ----------

                          Commission File Number 016441
                                                 ------

                                CODE-ALARM, INC.
         -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                    MICHIGAN                               38-2334695
         ------------------------------                  --------------
         State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)


         950 E. WHITCOMB, MADISON HEIGHTS, MICHIGAN           48071
         -------------------------------------------------------------
             (Address of principal executive offices)      (Zip code)


         (Registrant's telephone number, including area code)   (248) 583-9620
                                                             -------------------


         Securities registered pursuant to section 12(b) of the Act:

         Title of each class:              Name of exchange on which registered:
         NONE                              NONE
         -------------------               -------------------------

         Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, WITHOUT PAR VALUE
         -----------------------------------------------------------
                                (Title of class)

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

         Yes   X      No
             -----       -----


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [ X ]



         Based upon the last sale price of the Registrant's common stock as reported on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board") on March 31, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,901,076.

         The number of shares outstanding of the Registrant's common stock, without par value, as of March 31, 1998 was 2,320,861.



                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Registrant's 1998 Proxy Statement are incorporated by reference in Part III of this Form 10-K.

                                     PART 1
ITEM 1.         BUSINESS.

Code-Alarm, Inc. is a leading manufacturer of branded and factory-labeled vehicle security and remote keyless entry devices. The Company is a QS-9000 certified Tier-One supplier to leading automakers and also supplies factory-label security products to vehicle dealerships around the globe. The Company also sells vehicle security and remote keyless entry systems bearing the Code-Alarm(TM) and Chapman(TM) brand names at over 2,000 locations worldwide.

During the fiscal year ended December 31, 1997, the Company's principal business was the manufacture and sale of vehicle security and remote keyless entry systems. The Company's products are sold worldwide through a variety of distribution channels including vehicle dealerships, automotive assembly plants, ports of entry for foreign produced vehicles, electronics retail chains, mobile electronics specialty stores, automotive expediters and international distributors.


MARKET DESCRIPTION AND INDUSTRY OVERVIEW

Theft of vehicles and related parts, accessories and contents is a widespread problem in the United States and Europe. In recent years, increasing rates of car theft have also become a cause for concern among automobile owners in South America and several other regions of the globe including the Middle East and Far East. In response, consumers, insurers and automakers have increasingly viewed vehicle anti-theft products as a significant deterrent against car thieves. At the same time, a growing number of consumers in North America and worldwide have gained exposure to convenience functions such as remote keyless entry.

In the U.S., nearly 1.4 million vehicles are stolen annually -- about one every 23 seconds or more than 3,800 each day, according to the FBI Uniform Crime Reports. The estimated value of stolen vehicles in the U.S. was about $7.5 billion in 1996, the FBI estimates. While about two-thirds of vehicles are eventually recovered, the vast majority are vandalized, stripped, wrecked or burned, according to the National Insurance Crime Bureau.

Though the level of vehicle theft in the U.S. has declined in recent years, the FBI reports that theft of contents from motor vehicles and the value of stolen parts and accessories has increased. Theft of vehicle contents, coupled with larcenies related to motor vehicle parts and accessories, represents approximately $1.3 billion in losses, according to U.S. law enforcement estimates.

In Europe, about 2 million vehicles are stolen annually, according to surveys by the European Institute for Crime Prevention and Control. Though the level of vehicle theft in Western Europe has stabilized in recent years, the number of vehicles stolen in Eastern and Central Europe has increased. In countries such as Germany and Hungary, the average cost per vehicle stolen has increased significantly, despite a decline in the actual number of stolen vehicles. South American countries such as Venezuela, Argentina and Brazil also continue to experience increasing rates of vehicle theft, creating new demand for sophisticated security and safety products.

There are a variety of vehicle anti-theft options available to consumers, including electronic vehicle security systems such as those sold by the Company, as well as mechanical locks, immobilizers, and tracking systems. While all forms of security products offer some degree of protection, experts acknowledge that items such as mechanical locks, ignition security and tracking devices offer little defense against theft of parts, accessories and vehicle contents. Nor do such products offer protection against the growing number of thieves who utilize tow trucks to tow away stolen vehicles, a growing trend reported during 1997 in publications such as USA Today and The Detroit News.

Traditionally, vehicle security systems have been sold mainly in the aftermarket. Sales of aftermarket vehicle security doubled between 1994 and 1997, rising to an estimated $325 million last year, according to the U.S.

Consumer Electronics Sales & Forecasts (Jan. 1998) published by the Consumer Electronics Manufacturer's Association (CEMA). Industry research by CEMA indicates that approximately 28 percent of all U.S. households own a vehicle alarm.

Though anti-theft devices were not offered historically as standard equipment on vehicles, there is evidence the trend is moving toward vehicle security systems that are either OEM-approved or installed on the assembly line. Automakers have increasingly begun offering alarm systems as a standard feature on cars. The Big Three automakers (General Motors, Ford, Chrysler) offered approximately 60 trim lines with alarms as standard features in 1997, a 58 percent increase over the previous year. General Motors led the Big Three with 38 trim lines featuring standard alarm systems, compared with 16 the previous year. Foreign manufacturers have been even more aggressive, offering alarms as standard features on 174 trim lines in 1997, a 24 percent increase compared with the previous year.

The automakers have been less aggressive in offering vehicle security as a feature on minivans, trucks and sport utility vehicles, though remote keyless entry is a standard or optional feature on many of these types of vehicles. The presence of keyless entry provides an enhanced opportunity to sell factory-labeled security systems at dealerships. Additionally, many dealer lease programs allow customers to amortize the cost of a factory-labeled alarm system over the term of the loan payment.

Insurance premium discounts in the U.S. and mandated insurance programs related to vehicle security in Western Europe provide an additional incentive for vehicle owners to purchase a security system. In the U.S., eleven states have mandated discounts of 5 to 35 percent on the comprehensive portion of insurance policies of cars equipped with alarms. More than 50 insurers voluntarily offer discounts to vehicle owners with alarms. In several Western European countries, the purchase and installation of an accredited vehicle security system is a prerequisite to an automobile owner's ability to acquire vehicle theft coverage.

Security system sales have also been aided by the increased penetration of remote keyless entry as a factory-installed feature, as well as heightened consumer interest in remote starters, which enable the user to start his or her car by remote control from distances of up to 500 feet. More than one-quarter of domestic cars include factory installed keyless entry devices, and aftermarket sales of remote car starters have grown steadily in the past five years.

BUSINESS STRATEGY

The Company differentiates itself from competitors by manufacturing its products in the U.S. and selling to both the world's leading automakers and the aftermarket. By comparison, most of the Company's competitors purchase product built offshore, perform limited assembly in the United States, and sell exclusively to the aftermarket.

The Company believes its history as a supplier of American-made products to both OEMs and aftermarket customers provides it with several unique advantages in the industry. As an OEM supplier, the Company's investments in product testing equipment, engineering, product development and marketing have afforded it several opportunities. The Company has been able to gain extensive knowledge of the automakers' business practices and new model trends by forming direct R&D and sales links with OEMs. Further, the Company has developed manufacturing, testing and quality methods that are in line with OEM requirements. Internationally, distributors market the Company's products as American-made and possessing OEM-approved quality. The Company's position as a leading aftermarket security supplier provides it with the opportunity to research and understand consumer preferences, test-market new product innovations and focus on short production runs.

The Company has earned numerous awards and certifications in both the aftermarket and as an OEM supplier, including QS-9000 and ISO-9000, Ford's Q1 Quality Award, General Motors' Target of Excellence, Toyota's C-700 and TSC-710, Consumers Digest "Best Buy" Awards and Audio-Video Grand Prix Product of the Year Awards.

Key elements of the Company's business strategy include the following:

EXPAND SALES EFFORTS TO OEM CUSTOMERS. The Company has been successful in generating new business from the automakers in the past, and intends to continue focusing sales and marketing efforts toward the OEM market primarily through the following:

         Auto Brand Distribution to Dealers - The Company presently markets vehicle security products to more than 9,000 automobile dealers in the U.S. pursuant to private label purchase agreements with General Motors, Ford and Chrysler under the automakers' brand names including Mr. Goodwrench(TM), Ford Remote Systems(TM) and Mopar(TM), respectively, and it believes that additional growth opportunities are available through such dealers. The Company expects to pursue these opportunities by continuing to promote its sales to dealers through personal calls on dealers by the Company's sales staff, dealer education programs, seminars, product literature and manuals and on-site promotional items such as signs. To support such sales efforts, the Company intends to continue to offer technical support service and toll-free telephone lines to answer questions and help with problems.

         Direct Sales to Manufacturers for Factory Floor Installation - The Company believes that there is potential for expanding its sales to OEMs for such items as remote keyless entry systems, basic alarm systems and sensors. In light of increased consumer demand for systems offered in top-of-the-line models, OEMs are increasingly offering such systems. It is the Company's intent to capture a larger share of this market, which is currently supplied by more traditional OEM electronic suppliers such as TRW and United Technologies. The Company's efforts in this regard currently consist of direct sales calls to automobile manufacturers by Company sales personnel and independent manufacturers representatives, and are focused on obtaining long-term supply contracts.

EXPAND SALES TO INTERNATIONAL DISTRIBUTORS. The Company has been successful in expanding its international sales of its products to aftermarket retailers, vehicle dealers and OEMs by partnering with distributors in approximately 35 countries around the world. These distributors provide a variety of selling, assembly and delivery options to OEM and aftermarket customers who, in turn, sell to end-users. The Company supports these international distributors with a variety of sales, marketing and R&D resources on a continuous basis. The Company intends to expand its sales efforts to international distributors by hiring additional sales representatives and providing additional marketing and R&D support.

CONSOLIDATION OF OPERATIONS, PRODUCTS. During the past two years, the Company has moved aggressively to consolidate its operations and product lines in order to facilitate better management and achieve cost efficiencies. In April 1997, the Company discontinued its European subsidiary operations and began serving key customers and market segments in Western Europe primarily through relationships with third party distributors. The Company's implementation of cell-based manufacturing and the resulting reduction in physical space requirements enabled the continued consolidation of operations. Also in 1997, the Company consolidated all its domestic manufacturing and distribution operations by relocating its Georgetown, Texas electronics operations and Huntington Beach, California distribution warehouse to the Company's Madison Heights, Michigan facilities, and outsourcing certain of its security related components previously provided by the Georgetown facility. The Company believes these consolidations will help it achieve better cost control, higher quality and improved delivery in the future.

During the past two years, the Company has also consolidated its product lines and brand names in order to focus on its core competencies of designing and manufacturing electronic vehicle security and remote keyless entry devices.

In 1996, the Company discontinued sales of mechanical steering wheel locks, do-it-yourself security products, tracking devices and other non-security mobile electronics. In 1997, the Company discontinued contract manufacturing of non-security related items. Additionally, the Company discontinued the use of several former brand names in order to focus its marketing resources on its two flagship brands - Code-Alarm(TM) and Chapman(TM) - that are now sold worldwide.


ENHANCE ENGINEERING, CUSTOMER SERVICE CAPABILITIES. In order to stay competitive and deliver high quality, consumer-friendly vehicle security systems, the Company plans to continue to enhance its engineering and product testing capabilities. The Company believes that multiplexing systems planned for some top-of-the-line automobiles will allow more efficient access to a larger number of vehicle operations than present conventional wire harness electrical systems, and that the presence of these multiplexing systems will present potential growth opportunities for the Company over the next decade. The Company believes that it is favorably positioned to increase its business opportunities for interfacing with multiplexing systems because of the Company's reputation for technical innovation, quality, reliability, QS-9000 accreditation and competitive pricing. See "Engineering, Research and Development."

In 1997, the Company reorganized several of its customer satisfaction-related functions including inside sales, customer service, warranty service, and technical service under a newly appointed Director of Customer Satisfaction. Additionally, the Company implemented a new structure featuring engineering program managers who interface with major OEM customers and customer groups. Engineering program managers will handle an increasing number of the customer-specific product development and logistical issues separate from R&D engineering in the future. The personnel in the engineering program report to the Director of Customer Satisfaction.


SHORTEN PRODUCT DEVELOPMENT AND INTRODUCTION CYCLES. The Company believes that short product development cycles are essential to its success. Such cycles enable the Company to capitalize upon the higher margins that are associated with the introduction of new products and position the Company to establish itself as a leader in its existing as well as its new markets. The Company's efforts in this area include simultaneous engineering, which utilizes product teams from the engineering and manufacturing divisions of the Company whose function is to streamline product development and introduction cycles. Investments made in testing-and-certification equipment and personnel have also enabled the Company to verify products in a more rapid and cost-effective manner.

CONTINUE SALES TO AFTERMARKET. The Company's 19-year history as a supplier of vehicle security to the aftermarket has enabled it to successfully build a network of aftermarket retailers and distributors. Historically, the Company has successfully marketed to independent retailers and mass merchandisers. Currently, the Company sells to more than 500 independent retail specialty outlets and automotive expediters, providing products and systems not yet available from the original equipment manufacturer.



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

         Alarm Systems - In general, the Company's alarm systems contain two major components: an immobilizer circuit and a siren. The immobilizer circuit prevents the automobile from being started unless the alarm system has been turned off. Each system automatically resets itself after the siren has been sounded for a predetermined period. Many of these systems allow the operator to choose between manually setting the alarm upon leaving the vehicle and having the alarm automatically set one minute after the keys are removed from the ignition switch. Various other components, such as hood locks and impact sensors, can generally be added to the alarm system.

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

         Remote Keyless Entry Systems - The Company's remote keyless entry system enables the operator to use the remote micro-transmitter to lock and unlock the doors or open the trunk from outside the vehicle without having to use keys, to turn on the interior light to see if anyone is waiting inside the vehicle and to set off the siren in the event of a personal emergency. The company's success with Subaru and Mitsubishi with these systems demonstrates their strong potential.

The Company's products are sold in two categories: OEM and aftermarket. OEM includes those products sold for vehicle installation before delivery of a new vehicle to the purchaser through installation by the automaker or as a delear-installed option under the automaker's private label brand name. Aftermarket includes those products which are installed on a vehicle already owned by the customer, generally through retail specialty stores, or by an automotive expediter.

Sales from the Company's core U.S. operations of vehichle security and remote keyless entry devices were as follows:



                                              Year Ended December 31
                                       (in thousands, except percentage data)

                                 1995                             1996                     1997
                                 ----                             ----                     ----
                                 Net                              Net                      Net
                                Sales      Pct.                  Sales       Pct.         Sales          Pct.
OEM..................     $      21,394    46%               $    26,212      54%       $  27,638         56%
Aftermarket:
    Domestic.........            14,252    31                     11,329      23            8,157         16
    Foreign..........             3,080     6                      3,819       8            7,650         15
    Expediter........             7,804    17                      7,521      15            6,273         13
                          -------------    ---               ------------     ---       ----------        ---
   Total.............     $      46,530   100%               $    48,881     100%       $  49,718        100%
                          =============    ===               ============     ===       ==========        ===


(1) This schedule does not include sales from the Company's discontinued operations, which consist primarily of foreign subsidiaries, contract manufacturing, and discontinued non-core product lines, including home security systems and mechanical security devices. Sales from these activities totaled $22,658,000, $13,622,000, and $3,358,000 in years ended December 31, 1995, 1996, and 1997, respectively.

CUSTOMERS

The Company's primary OEM customers consist of General Motors, Ford, Chrysler, Subaru, Mitsubishi, and Volkswagen. Historical sales by the Company, from U.S. operations, to these customer groups are set forth below:

                                                             Year Ended December 31
                                                     (in thousands, except percentage data)
                                                    1995              1996             1997
                                                    ----              ----             ----
                                                       As a             As  a             As a
                                                       Percent          Percent           Percent
                                                Net   of Total   Net   of Total    Net   of Total
                                                OEM    Net OEM   OEM    Net OEM    OEM    Net OEM
                                               Sales    Sales   Sales    Sales    Sales    Sales
General Motors.......................         $ 9,047    42%   $ 8,275    31%    $ 7,144    26%
Ford.................................           7,728    36      7,522    29       6,737    24
Chrysler.............................           2,766    13      2,799    11       3,144    11
Subaru...............................           1,179     5      5,278    20       7,876    29
Mitsubishi ..........................             337     2      1,246     5       2,208     8
Volkswagen...........................             337     2      1,092     4         529     2
                                              -------   ---    -------   ---     -------   ---
  Total OEM Sales ...................         $21,394   100%   $26,212   100%    $27,638   100%
                                              =======   ===    =======   ===     =======   ===

With the exception of sales to General Motors, Ford, and Subaru no single customer accounted for more than 10% of the Company's total net sales during the year ended December 31, 1997. Sales to General Motors, Ford and Subaru accounted for 13.5%, 12.7%, and 14.8%, respectively, of the Company's total net sales for the year ended December 31, 1997. Pursuant to its agreements with General Motors and Ford, the Company's direct sales personnel and independent manufacturer's representatives engaged by the Company call on, and solicit orders directly from, General Motors and Ford dealers. In this relationship the Company views individual dealers as its customers.

The Company historically has placed and expects to continue to place a strong emphasis on its retail customers. The Company believes that accelerated growth in the OEM market for vehicle security systems offers the Company an opportunity to increase future sales and, therefore, its expansion into the OEM market. This expansion into the OEM market, as well as its continued presence in the retail aftermarket, is important to the Company's future success. The increase in pre-delivery installation could have a negative effect on the growth of the retail aftermarket.

MARKETING

During 1997, sales of the Company's products to OEMs were made directly by the Company's sales and marketing personnel located at the Company's Madison Heights, Michigan headquarters. Through these sales and marketing personnel, the Company services its OEM customers. These sales efforts are supported by a field force of 23 salespersons who call directly on dealers to explain and promote the ordering of the Company's products through the OEMs.

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

ENGINEERING, RESEARCH AND DEVELOPMENT

The Company employs 14 full-time engineers and 6 full-time technicians in its engineering and research and development programs. This staff is divided into three main groups responsible for: (a) providing technical and support services to its customers, (b) improving manufacturing processes, and (c) developing new products. The Company's expenditures for engineering, research and development, including allocation of other costs, were approximately 4.9%, 5.1% and 5.8% of revenues in 1995, 1996 and 1997, respectively.

The Company conducts a variety of research and product development projects designed to achieve improvements in vehicle security and remote keyless entry systems through the development of new technologies. The Company's products include a number of innovative circuits and features developed by the Company. Past research and development efforts have produced security products which meet worldwide insurance and government specifications which have much higher security requirements. The products include innovations such as:
          a.  impact sensors that use infrared optical technology
          b. encrypted transmitters to withstand attempts to capture the code electronically
          c. separate coded immobilizer units to move high security items such as starter interrupt and fuel disable away from the main security module
          d. connectors and colorless wiring schemes to thwart attempts to overcome the system by "hot-wiring"
          e. attack-proof housings that can withstand attempts by thieves to break into the unit.

The technological innovations of the Company's customers present both challenges and opportunities. The Company's products must be advanced enough to efficiently interface with its customer's system. This has led the Company to develop a series of special interconnecting systems that are custom designed to each vehicle. These systems allow for quick and effective installation for the Company's systems into a vehicle and must interface with the various electrical systems of the vehicle. This interface may take the form of sophisticated multiplex systems, where all communications are performed over a single wire, discrete connections or a combination of the two technologies. The use of these custom interconnect systems results in vehicle installations that are faster, higher quality and less disruptive to the vehicle.

The close relationships of the Company to the vehicle manufacturers has opened up new opportunities. The Company has a steady stream of requests for quotation from OEMs due to the Company's excellent supplier ratings, electronic design expertise and quick production turn-around time. These have led to development projects in such areas as security lighting, specialized sensors and specialized harnesses.

MANUFACTURING

The Company produces electronic products at facilities located in Madison Heights, Michigan. Automated and manual assembly methods are used to produce circuit boards, key components of many of the Company's products.

The Company received QS-9000 certification at its Madison Heights plant in 1997. The QS-9000 quality program was jointly developed by General Motors, Ford and Chrysler in an attempt to increase the quality process of its suppliers and to unify the industry's quality standards. QS-9000 is based on the international standard ISO-9000 that is the defacto requirement in Europe.

The Company implemented cell-based manufacturing during 1997. Cell-based manufacturing groups closely together all of the equipment and people needed to manufacture a product. This proximity forces products to be built one at a time and quickly moved to the next operation for further processing. This results in:
          a. Significantly reduced work in process
          b. Higher quality
          c. Shorter lead times
          d. Greater flexibility
          e. Reduced floor space requirements.




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

PRODUCT WARRANTY

The Company provides original purchasers of most vehicle security systems with a limited warranty. Warranties for OEM products normally match the new vehicle warranty period. Warranties are customarily limited to replacement of defective parts to the original purchaser. The Company has a dispute pending with customers who claim that the home security and Intercept(TM) systems manufactured by the Company were faulty or inoperable. See Item 3, "Legal Proceedings". The Company discontinued manufacturing and distribution of home security systems in 1996.

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

There are a number of other well known companies manufacturing and distributing electronic components for the automotive aftermarket which could become effective competitors should they choose to enter the vehicle security market. Many of these companies are much larger and better capitalized than the Company and have established distribution channels. While offshore producers of competing systems have not captured significant market share, these companies could also become significant competitors.

Competing manufacturers have developed vehicle recovery systems designed to locate stolen automobiles. Sales of other companies' automobile recovery systems could have a material adverse effect on sales of the Company's products. The Company also faces competition from certain mechanical devices such as The Club(TM).

TRADEMARKS AND PATENTS

The Company markets its vehicle security systems under several registered trademarks. The Company also has patents and patent applications pending for certain of its products and components. The Company considers its trademarks, patents and patent applications to be valuable, and has defended, and intends to continue vigorously defending, its patented and proprietary technology from infringement or misappropriation. There can be no assurance that the Company's measures to protect its proprietary rights will deter or prevent unauthorized use of the Company's technology. Furthermore, the laws of certain countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company has applied for patents on certain inventions in Europe; however, none of these patents has yet been granted nor is there any assurance that patents will be granted in the future. In addition, the Company has in the past and may, from time to time, in the future become subject to legal claims asserting that the Company has violated intellectual property rights of third parties. In the event a third party were to sustain a valid claim against the Company and in the event any required license were not available on commercially reasonable terms, the Company's business and financial condition, including working capital and results of operations, could be materially and adversely affected. See Item 3, "Legal Proceedings".

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

EMPLOYEES

As of December 31, 1997, the Company employed approximately 270 full-time persons. None of the Company's employees are represented by a labor union or other collective bargaining representative. The Company believes that relations with its employees are good.

ITEM 2.        PROPERTIES.

     The following table sets forth certain information concerning the principal properties leased by the Company:

                                                                        Approx.            Approx.       Lease Term
Location                                   Use                      Size (sq. ft.)      Monthly Rent       Expires
--------                                   ---                      --------------      ------------       -------
950 E. Whitcomb                  Office and manufacturing               42,000            $20,000           2000
Madison Heights, MI

1000 E. Whitcomb                 Office and warehouse                   20,000              8,800           2000
Madison Heights, MI

300 Industrial Ave.              Office and manufacturing               60,000              7,200           2004
Georgetown, TX

-------------------------------------------------------------------------------------------------------------------

     Management believes that the facilities presently occupied are adequate to meet the Company's requirements for the foreseeable future. All buildings and equipment are in good working condition.


ITEM 3.        LEGAL PROCEEDINGS.

     Code-Alarm, Inc. v. Electromotive Technology Corporation , Case No. 87-CV-74022-DT. In November of 1987, the Company filed a declaratory judgment action against Electromotive Technology Corporation ("ETC") in the United States District Court for the Eastern District of Michigan, Southern Division (the "Court") seeking a declaration that ETC's U.S. Patent No. 4,585,569 (the "'569 Patent"), describing and claiming a shock or motion sensor system, was invalid or not infringed by the Company. Subsequently, Directed Electronics ("Directed"), of Vista, California, acquired an interest in the '569 Patent and was made a party to the lawsuit. A judgment was entered against the Company on June 16, 1995, and the Company posted a letter of credit as security for an appeal bond in the amount of approximately $5.9 million, representing the amount of the judgment, including interest. On April 8, 1997, the Court granted the Company's motion to pay the bond proceeds and accrued interest to Plaintiffs in full satisfaction of the judgment, without prejudice to the Company's right to proceed to set aside the judgment on appeal. In April 1997, the Company paid $6.1 million in satisfaction of the judgment. On June 4, 1997, the appeal was denied.

     In the same proceeding Directed is asserting patent infringement claims against two of the Company's shock sensor designs. On July 23, 1997, the Court entered a Judgment on liability against the Company that these two designs infringe the '569 Patent. The Court has permanently enjoined the Company from the manufacture, use, sale, offering for sale and importing of these two subsequent designs. The Company no longer manufactures these designs. On February 3, 1998, following the trial on damages and willfulness relating to these two designs, final judgment was entered in favor of Directed Electronics, Inc. against the Company in the amount of $10,651,443, plus daily prejudgment interest of $1,993 from January 20, 1998 until February 2, 1998. On March 5, 1998, the Court approved a Bond For Stay of Execution Pending Disposition of Rule 59 Motions and Appeal in the amount of $9,341,031, which the Company posted with the Court. On March 9, 1998, the Court issued its Memorandum Opinion, which granted, in part, the Company's Motion to Amend or Alter the Judgment. A final amended judgment of $9,334,946, including prejudgement interest was entered against the Company on March 23, 1998. The Company is expected to file an appeal to the United States Court of Appeals for the Federal Circuit. The Court also granted Directed Electronics its attorneys fees and costs relating to a portion of the case. The amount of attorneys fees and costs will be decided at a later date. At some future time, an increase in the amount of the bond may be required to cover additional interest and attorney's fees.

     Directed Electronics, Inc. v. Code-Alarm, Case No. 95-0513 BTM (CGA), is a declaratory judgment suit filed by Directed on April 18, 1995 in the United States District Court for the Southern District of California seeking a declaration that Directed's products do not infringe United States Patent Number 4,740,775 (the "'775 Patent") and/or that the '775 Patent is invalid and/or unenforceable. The Company counterclaimed seeking damages arising from Directed and its President Darrell Issa's infringement of the '775 Patent and denied the invalidity and non-infringement/unenforceability allegations. Consolidated with this action were claims for infringement of the '775 patent and acts of unfair competition brought by the Company against Directed Electronics, Inc. and Darrell Issa in the case of Code Alarm. Inc. v. Directed Electronics, Inc., Darrell Issa, and A Class Tint and Alarms filed July 26, 1995 in the United States District Court for the Western District of Texas and given case number A95CV437JN. The trial in this case ended on April 9, 1998, with a jury verdict that Directed did not infringe the '775 Patent.

     Aureo Rivera Davila and Aureo E. Rivera v. Magna Holding Company et al., Case No. 97C1909, filed March 20, 1997, in the U.S. District Court, Northern District of Illinois, Eastern Division. Plaintiffs seek enforcement against the Company of a $19.4 million default judgment entered by the court on July 26, 1990, against Chapman Industries Corp. ("Industries") for alleged patent infringement. With accumulated interest, the amount of the default judgment is now approximately $30 million. A subsidiary of the Company purchased certain assets from LaSalle National Bank ("LaSalle") on January 19, 1990, in a private sale conducted by LaSalle under Section 9-504 of the Illinois Uniform Commercial Code to dispose of collateral securing a defaulted loan made by LaSalle to Chapman Products, Inc. ("Products"). Plaintiffs allege that the assets were acquired by Products from Industries. Plaintiffs claim that the sale of assets to the subsidiary of the Company was a fraudulent conveyance and that the Company is a successor in interest to the liability of Industries for the default judgment. The Company has tendered the defense of this action to LaSalle pursuant to the indemnification terms contained in its purchase agreement with LaSalle. LaSalle has agreed to pay for up to 50% of the defense, but has refused to assume the full defense. The Company, through its counsel, has filed a Motion to Dismiss, which is under advisement by the court.

     Tadiran Electronic Industries, Inc. v. Code-Alarm, Inc., Civil Action No. 96-CIV-05591 was filed on July 25, 1996, in the United States District Court for the Southern District of New York claiming damages of approximately $500,000 from an alleged breach of contract by the Company. The Company filed a counterclaim alleging breach of the same contract by Tadiran.

     Intercept Security Corporation ("Intercept") v. Code-Alarm, Inc. and Rand Mueller, Civil Action No. 95-40239 was filed on July 19, 1995, in the United States District Court for the Eastern District of Michigan, Southern Division claiming damages of approximately $2 million from allegedly defective home security equipment of the Company. The Company's insurance carrier has provided the Company and Rand Mueller, the Company's president, with a legal defense in this matter. On September 30, 1997, the Court granted summary judgment dismissing Rand Mueller from the litigation, but denied summary judgment as to the Company. The case is presently set for trial in June, 1998. The Company intends to defend this action vigorously.

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

     Meta Systems S.A. v. Europe Auto Equipment S.A. ("EAE"), a dissolved, wholly owned subsidiary of the Company, was an arbitration proceeding scheduled to be held in Paris, France on April 30, 1997. Meta was demanding FF 20 million (approximately $3.5 million) for breach of a distributor agreement by EAE. EAE sought damages of FF 30 million (approximately $5.3 million) for wrongful termination of the agreement. No further developments have occurred, the arbitration was not conducted, and the Company has not received any additional information on this matter after the dissolution of EAE. If these proceedings move forward in the future, there can be no assurance that the Company will prevail or of the amount of damages to which the Company may be subject if it does not prevail.

     Directed Electronics, Inc. v. TSI Security Acquisition Corp., United States District Court, Southern District of California, Case No. 93-1050 BTM. On March 13, 1997, the Company entered into an agreement with TSI Security Acquisition Corp. ("TSI") pursuant to which TSI assigned to the Company all of TSI's rights, title and interest in and to U.S. Patent No. 4,107,543 ("543 patent"). TSI was a defendant and counterclaimant in Case No. 93-1050 BTM in which TSI alleged that Directed Electronics, Inc. ("DEI") infringes the '543 patent. As a result of the assignment agreement between the Company and TSI, the Company became the defendant and counterclaimant in Case No. 93-1050 BTM pursuant to stipulation and court order entered on October 7, 1997. On January 7, 1998, the court entered an order granting DEI's motion for summary judgment, which terminated this action in favor of DEI. On February 3, 1998, a notice of appeal was filed on behalf of the Company.

     Code-Alarm, Inc. v. Alpine Electronics, Civil Action No. A97CA575JN, was filed in the United States District Court for the Western District of Texas, Austin Division, claiming infringement by Alpine Electronics ("Alpine") of the '775 Patent. Alpine filed its answer on September 30, 1997, raising as affirmative defenses, noninfringement and invalidity of the '775 Patent. In January 1998, Alpine settled the case and after deducting legal fees and costs, the Company received approximately $932,500. This action has been dismissed.

     There can be no assurance that the Company will prevail in this suit or of the amount of damages to which the Company may be subject if it does not prevail.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         The Common Stock was traded on the Nasdaq Stock Market under the symbol "CODL" from October 19, 1987, to May 16, 1988, and was traded on the Nasdaq National Market from May 17, 1988 until April 24, 1997, at which time the Common Stock was delisted. Since that date, the Common Stock has been trading in the OTC Bulletin Board, where it is currently traded under the symbol
"CODL".

         The OTC Bulletin Board reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions. The following table sets forth certain information about the price of the Common Stock which is based on the high and low bid prices for the Common Stock, as quoted by the OTC Bulletin Board for the last three quarters of 1997 and the Nasdaq National Market for the first quarter of 1997 and all of 1996:

                                           HIGH               LOW
                                           ----               ---
1997
First Quarter........................   $   3 7/8          $  2 3/8
Second Quarter.......................       3 1/2             1 1/4
Third Quarter........................       2 7/18            1 3/4
Fourth Quarter.......................       3 1/4             1 1/8

1996
First Quarter........................   $   6 1/2          $  4 1/2
Second Quarter.......................       6                 4
Third Quarter........................       5 1/8             3 1/4
Fourth Quarter ......................       4 1/2             3 1/4

         On March 31, 1998, the closing price of the Company's Common Stock as reported on the OTC Bulletin Board was $ 1.25 per share. As of March 31, 1998, there were approximately 241 shareholders of record of the Company's Common Stock.

         Under the terms of the credit agreement with its senior lender, the Company may not purchase, redeem, retire, or otherwise acquire any shares of its Common Stock, or make a commitment to do so, without the senior lender's prior written consent. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations" and "Note 4 to Financial Statements".

DIVIDEND POLICY

         Historically, the Company has not paid any cash or other dividend on its common stock. The Company does not expect to pay dividends on its common stock in the foreseeable future but currently intends to retain any earnings to finance operations and to support future growth. Furthermore, the Company's credit agreement prohibits the payment of dividends. The consent of a majority of the holders of the Company's Series A-1 Preferred Stock is also required prior to the declaration or payment of dividends on its Common Stock. If the Company declares and pays a dividend on its Common Stock prior to the effectiveness of an amendment to the Company's Articles of Incorporation increasing the authorized shares of Common Stock to 20 million, the Company must pay the holders of the Attached Warrants, Shortfall Warrants and Litigation Warrants (discussed below), in cash, a dividend in an amount equal to the dividend paid per share multiplied by the number of shares of Common Stock issuable upon exercise of these warrants. A dividend paid on the Common Stock after that effectiveness will trigger the antidilution provisions of these warrants. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations" and "Note 4 to Financial Statements".

         Dividends on the Company's Series A-1 Preferred Stock accrue at a rate of 10% per annum ($12.727 per share), payable on April 15 and October 15.
These dividends are payable at the option of the Company in cash or in additional Units (see discussion below).

RECENT SALES OF UNREGISTERED SECURITIES

A.       SERIES A-1 PREFERRED STOCK AND ATTACHED WARRANTS

1.       (a)      Date of Sale:  October 27, 1997

         (b)      Securities Sold:     55,000 Units, each Unit consisting of one
                                       share of Series A-1 Preferred Stock (the
                                       "Series A Preferred") and Warrants to
                                       Purchase 67.84256363(1) shares of Common
                                       Stock (the "Attached Warrants"), thus
                                       55,000 shares of Series A Preferred and
                                       Attached Warrants to purchase 3,731,341
                                       shares of Common Stock were issued

2.      Purchasers:   Pegasus Partners, L.P. and Pegasus Related Partners, L.P.
                      (collectively, "Pegasus")

3.      Consideration:  $6,999,850

4.      Exemption from Registration:  Section 4(2) of the Securities Act of 1933

5.      Terms of Exercise of Warrants:

                  At any time prior to October 19, 1998, provided an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock to 20 million becomes effective and provided so-called Litigation Warrants (discussed below) have not been issued to Pegasus within the past six months, the Company has the right to repurchase all (but not less than all) the Series A Preferred outstanding and one-half of the Attached Warrants, at a price equal to approximately $149.54 less dividends paid in cash for each share of Series A Preferred and one-half the Attached Warrants related thereto.

                  The initial exercise price of the Attached Warrants is $1.8759559 per share. If the Company exercises its rights to repurchase the Series A Preferred, the Attached Warrants not repurchased will have a term of seven years. If the Company has not repurchased the Series A Preferred, the Attached Warrants have no expiration.

                  If the Company has not exercised its rights to redeem Series A Preferred, the exercise price of the Attached Warrants must be paid by delivery of Series A Preferred with a stated value ($127.27 per share) plus accrued and unpaid dividends equal to the exercise price. If, however, the Company has exercised its rights to redeem Series A Preferred, then the exercise price is payable at the option of the holder in either cash or by a surrender of "in the money warrants."

                  The number of shares of Common Stock into which Attached Warrants are exercisable and the exercise price are subject to adjustment, if a dividend is payable to the holders of Common Stock in Common Stock, if the Common Stock is subdivided or combined, or if a dividend is paid on the Common

-----------------------------
(1) Assuming all dividends on Series A Preferred are paid in cash.

Stock in cash, evidences of indebtedness, securities or rights to acquire securities. If additional shares of Common Stock or rights to acquire additional shares of Common Stock or securities convertible into Common Stock, other than specified permitted issuances, are issued for less than the greater of the then current exercise price or the then current market price of the Common Stock, then the exercise price and number of shares into which the Attached Warrants are exercisable shall be subject to weighted-average antidilution protection. If, at any time prior to the approval of an amendment to the Company's Articles of Incorporation authorizing an increase in the number of authorized shares of Company Common Stock to 20 million, the Company pays or makes any dividend or distribution on Common Stock which is not otherwise accounted for by the antidilution provisions of the Attached Warrants then that dividend or distribution shall also be paid or made to the holders of the Attached Warrants as if the Attached Warrants had been exercised.

                  The Company is required to reserve from its authorized but unissued shares of Common Stock a sufficient number of shares of Common Stock to permit exercise in full of all Attached Warrants. The Company has reserved 2,267,421 shares of Common Stock for exercise of Attached Warrants and Shortfall Warrants (discussed below), but the Company needs to authorize additional shares of Common Stock to permit exercise in full of these warrants. Thus, the Company's Board of Directors has approved an amendment to the Company's Articles of Incorporation for presentation at the next stockholders meeting increasing the number of authorized shares of Common Stock from 5 million to 20 million.

                  Units are subject to repurchase at the option of the holder at any time after three years and six months from October 27, 1997 at a price equal to the current market price per share of Common Stock multiplied by the number of shares of Common Stock into which the Attached Warrants are then exercisable. In addition, if the Company has repurchased all Series A Preferred Stock and one-half the Attached Warrants related thereto, the remaining Attached Warrants and any Common Stock issued upon exercise of such warrants are subject to repurchase at the option of the holder at any time after three years and six months from October 27, 1997, at a price equal to the current market price per share of Common Stock multiplied by the number of such shares of Common Stock plus the number of shares of Common Stock into which Attached Warrants are then exercisable. This price will be higher after the occurrence of significant corporate events.

B.       SHORTFALL WARRANTS

1.       (a)      Date of Sale:  October 27, 1997

         (b)      Securities Sold:  Warrants to purchase up to 1,000,000 shares of Common Stock ("Shortfall Warrants")

2.       Purchasers:       Pegasus Partners, L.P. and Pegasus Related Partners,
                           L.P. (collectively, "Pegasus")

3. Consideration: The Guaranty by Pegasus of up to $4 million of the indebtedness of the Company to General Electric Capital Corporation ("GECC") pursuant to a Limited Supplemental Guaranty.

4.      Exemption from Registration:  Section 4(2) of the Securities Act of 1933

5.      Terms of Exercise of Warrants:

                  The Shortfall Warrants have a term of seven years and an exercise price of $1.8759559 per share.

                  If Pegasus is fully and unconditionally released from the Limited Supplemental Guaranty, the Company has a right to repurchase portions of the outstanding Shortfall Warrants as follows: within the first six months after October 27, 1997, 75% of outstanding Shortfall Warrants; within 6 to 9 months after October 27, 1997, 50% of outstanding Shortfall Warrants; and within 9 to 12 months after October 27, 1997, 25% of outstanding Shortfall Warrants. The purchase price is $.0001 per share of Common Stock into which the repurchased warrants are exercisable. No repurchase of Shortfall Warrants may be made within six months after the issuance of Litigation Warrants (discussed below); however, to the extent such restriction is in effect, the time to repurchase is extended to a date thirty days after the restriction lapses. If Shortfall Warrants have been exercised, then the Company in place of the repurchase of these warrants shall have the right to repurchase a number of shares of Common Stock equal to the number of shares of Common Stock into which the Shortfall Warrants which would have been repurchased were exercised at a purchase price equal to $.0001 per share plus the exercise price.

                  The exercise price of the Shortfall Warrants is payable in cash or by surrender of "in the money" warrants. The Shortfall Warrants have the same antidilution protection as is outlined above with respect to the Attached Warrants.

                  At any time after three years and six months following October 27, 1997, each holder of a Shortfall Warrant may demand that Company redeem all or a portion of the Shortfall Warrants held by that holder. The purchase price is the market price of the Common Stock for which such Shortfall Warrants are then exercisable, less the related exercise price.

C.       LITIGATION WARRANTS

1.       (a)      Date of Sale:  March 5, 1998

         (b)      Securities Sold:  Securities sold:  Warrants to purchase
                                    6,230,216 shares of Common Stock (the
                                    "Litigation Warrants")

2. Purchasers: Pegasus Partners, L.P. and Pegasus Related Partners, L.P. (collectively, "Pegasus")

3. Consideration: Pegasus and the Company's senior lender, General Electric Capital Corporation ("GECC") entered into a Limited Litigation Guaranty dated as of October 24, 1997 (the "Litigation Guaranty") pursuant to which Pegasus agreed to guarantee up to $12 million of either the obligations of GECC which bond the lower court judgment in the case of Code-Alarm, Inc. v. Directed Electronics, Inc., Case No. 87-CV-74022-DT (the "Detroit Litigation") or the loan of GECC which pays that judgment. In order to permit bonding of a judgment in the amount of $9,341,031 in the Detroit Litigation, GECC issued a letter or credit to a surety company in this amount. In exchange for Pegasus's guaranty of this letter of credit, the Company issued the Litigation Warrants to Pegasus.

4.       Exemption from Registration: Section 4(2) of the Securities Act of 1933

5.       Terms of Exercise of Warrants:

                  The exercise price per share of each Litigation Warrant is $0.49397. The Litigation Warrants will expire seven years from October 27, 1997.

                  If the Company repurchases all outstanding shares of Series A Preferred and Attached Warrants and the Common Stock into which Attached Warrants have previously been exercised pursuant to the Company's rights of repurchase (discussed above), then simultaneously therewith the Company, at its option, has a right to repurchase 95% of the outstanding Litigation Warrants and 95% of the shares of Common Stock into which Litigation Warrants have been exercised (other than any such shares which have been sold to a person or entity that is not an associate or an affiliate of the initial holder). The purchase price is the number of shares of Common Stock into which all of the Litigation Warrants (whether repurchased or not) are exercisable plus the number of shares of Common Stock for which Litigation Warrants have been exercised (whether repurchased or not, but not including shares sold to parties other than affiliates or associates), multiplied by the current market price of a share of Common Stock, less the exercise price of Litigation Warrants repurchased.

                  The exercise price of the Litigation Warrants is payable in cash or by surrender of "in the money" warrants. The Litigation Warrants have the same antidilution protection as is outlined above with respect to the Attached Warrants.

                  At any time after three years and six months following October 27, 1997, each holder of Litigation Warrants may demand that the Company redeem all or a portion of the Litigation Warrants held by that holder. The purchase price is the market price of the Common Stock for which such Litigation Warrants are then exercisable, less the related exercise price.


D.       GECC WARRANTS

1.       (a)      Date of Sale:  October 24, 1997

         (b)      Securities Sold:  Warrants to purchase 131,718 shares of
                                    Common Stock (the "GECC" Warrants)

2.       Purchasers:       General Electric Capital Corporation ("GECC")

3. Consideration: The senior secured credit facility being provided to the Company by GECC.

4.       Exemption from Registration: Section 4(2) of the Securities Act of 1933

5.       Terms of Exercise of Warrants:

                  The GECC Warrants had an original exercise price of $1.875559. The antidilution provisions in these warrants caused an increase in the number of shares into which these Warrants are exercisable to 226,594 and a reduction in the exercise price to approximately $1.10 as a result of the issuance of the Litigation Warrants discussed above. The GECC Warrants have a term of seven years.

E.       Series B Preferred Stock

1.       Date of Sale:  October 24, 1997

2.       Purchaser:  Craig S. Camalo

3.       Consideration:  $10.00

4.       Exemption From Registration: Section 4(2) of the Securities Act of 1933

ITEM 6.  SELECTED FINANCIAL DATA

CODE-ALARM, INC. AND SUBSIDIARIES

     The selected historical consolidated financial data shown below have been derived from the Company's audited consolidated financial statements for the years shown.

                                                                           Year Ended December 31
                                                        -------------------------------------------------------
                                                          1993       1994        1995         1996(1)     1997
                                                          ----      -------     -------      -------     -------
                                                                     (In thousands, except per share date)
INCOME STATEMENT DATA:

Net sales . . . . . . . . . . . . . . . . . . . . . .  $ 50,110    $ 73,508    $ 69,188    $ 62,503    $ 53,076
Cost of sales . . . . . . . . . . . . . . . . . . . .    30,190      45,886      44,718      43,074      35,473
                                                       --------    --------    --------    --------    --------
Gross profit  . . . . . . . . . . . . . . . . . . . .    19,920      27,622      24,470      19,429      17,603
Sales and marketing . . . . . . . . . . . . . . . . .     9,346      13,955      12,099      10,145       7,739
Engineering . . . . . . . . . . . . . . . . . . . . .     1,688       2,696       3,351       2,350       1,542
General and administrative  . . . . . . . . . . . . .     6,520       7,928       9,008      10,175       8,766
Impairment of goodwill  . . . . . . . . . . . . . . .                                         2,917       1,580
Restructuring charge  . . . . . . . . . . . . . . . .                                                       773
                                                       --------    --------    --------    --------    --------
Total operating expenses  . . . . . . . . . . . . . .    17,554      24,579      24,458      25,587      20,400
Income (loss) from operations . . . . . . . . . . . .     2,366       3,043          12      (6,158)     (2,797)
Litigation expense  . . . . . . . . . . . . . . . . .                (4,386)     (1,825)                (11,403)
Interest and other expense . . .  . . . . . . . . . .      (222)       (743)     (1,957)     (1,562)     (1,706)
                                                       --------    --------    --------    --------    --------
Income (loss) before income taxes . . . . . . . . . .     2,144      (2,086)     (3,770)     (7,720)    (15,906)
Income taxes (credit) . . . . . . . . . . . . . . . .       608        (710)     (1,046)       (585)      1,172
                                                       ========    ========    ========    ========    ========
Net income (loss) . . . . . . . . . . . . . . . . . .  $  1,536    $ (1,376)   $ (2,724)   $ (7,135)   $(17,078)
Preferred stock dividends . . . . . . . . . . . . . .                                                      (128)
Intrinsic value of beneficial
  conversion feature on redeemable
  preferred stock . . . . . . . . . . . . . . . . . .                                                    (4,179)
                                                       --------    --------    --------    --------    --------

Net income (loss) applicable
  to common stock . . . . . . . . . . . . . . . . . .  $  1,536    $ (1,376)   $ (2,724)   $ (7,135)   $(21,385)
                                                       ========    ========    ========    ========    ========

Net income (loss) per basic common share  . . . . . .  $   0.63    $  (0.58)   $  (1.17)   $  (3.07)   $  (9.21)
                                                       ========    ========    ========    ========    ========
Weighted average number of common shares
     outstanding  . . . . . . . . . . . . . . . . . .     2,445       2,376       2,320       2,321       2,321
                                                       ========    ========    ========    ========    ========

BALANCE SHEET DATA:

Working capital (deficit) . . . . . . . . . . . . . .  $  8,164    $ 12,716    $ 10,381    $ (6,091)   $  3,013
Total assets. . . . . . . . . . . . . . . . . . . . .    24,134      37,821      42,043      29,427      16,062
Long-term obligations and redeemable
      preferred stock . . . . . . . . . . . . . . . .     3,867      13,240      15,384         879 (2)  23,574 (3)
Shareholders' equity (deficit). . . . . . . . . . . .    13,280      11,216       8,498       1,052     (15,894)

(1) The 1996 results of operations includes a writedown of $3.5 million on European assets. See discussion in notes 1, 9, and 10 to the Financial Statements, as well as in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(2) At December 31, 1996 all of the Company's long-term obligations relating to senior lender debt and reserve for litigation of $9.3 million and $5.9 million, respectively, were classified as current liabilities. See discussion in "Notes 4 and 10 to the Financial Statements".

(3) Includes reserve for litigation of $10 million and redeemable preferred stock of $7 million. See discussion in "Notes 6 and 10 to the Financial Statements".

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

Year ended December 31, 1997 compared to the year ended December 31, 1996

     The Company's consolidated net sales decreased $9.4 million, or 15.1%, to $53.1 million for the year ended December 31, 1997, as compared to $62.5 million for the year ended December 31, 1996. The decrease was primarily the result of the Company's divestiture of its European operations effective April 1997. North American sales were comparable with the prior year. Sales to international dealers continued their strong performance, increasing 120%, due to increased market penetration in South America, Israel, and Russia, and an increase in original equipment manufacturers("OEM") sales of almost 5%. Domestic retail aftermarket and automotive expediter sales were down 24% from last year, primarily due to increased competition and production constraints in the last half of the year resulting from the consolidation of domestic operations.

     For the year ended December 31, 1997, consolidated gross profit decreased $1.8 million, or 9.4%, to $17.6 million as compared to $19.4 million for the year ended December 31, 1996. Consolidated gross profit increased to 33.2% in 1997 from 31.1% in 1996, due to the effect of the European divestiture and their corresponding lower profit margins. Gross profit and related margins for 1997 were unfavorably impacted by $1.4 million and 2.6%, respectively, due to additional inventory reserves.

     Consolidated operating expenses decreased $5.2 million, or 20.3%, in 1997 as compared to 1996. Excluding the effect from the European operations, all other operating expenses increased slightly. The other operating expenses include a writedown of intangible assets of $1.2 million and $.8 million of restructuring charges relating to the closure of the Company's Texas manufacturing operations. Ongoing operating expenses decreased slightly.

     As a result of the above, the Company reported a loss from operations of $2.8 million for the year ended December 31, 1997, as compared to a loss of $6.2 million for 1996.

     Interest expense was down 9% for the year ended December 31, 1997, to $1.4 million, as compared to $1.6 million for the prior year end. The Company's senior debt refinancing and proceeds from the issuance of preferred equity used to reduce the Company's outstanding indebtedness contributed to the de-crease.

     For the year ended December 31,1997, the Company recorded $11.4 million as litigation expense, which includes an amount for contingency reserve made in response to a judgement issued on February 3, 1998(as amended), and Company defense costs incurred, both in connection with a patent infringement claim. See
Item 3, "Legal Proceedings" in Part I of this Form 10-K for further discussion.

     Income tax expense of $1.2 million for the year ended December 31, 1997, reflects a valuation allowance against the Company's deferred tax assets. The Company has determined that any deferred tax benefit, and related asset, resulting from current and prior year operating losses is not currently recognizable.

     As a result of the foregoing, the Company incurred a net loss of $17.1 million, or $7.41 per share, for the year ended December 31, 1997, as compared to a net loss of $7.1 million, or $3.07 per share, for the year ended December 31, 1996.






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

         Consolidated operating expenses increased $1.1 million, or 4.6%, in 1996 as compared to 1995. The increase in consolidated operating expense was due primarily to writedown of intangible assets totaling $2.9 million related to prior Company acquisitions in 1994 and 1990, in Europe and North America, respectively. (See below for further discussion of European operations.) The writedown of the intangible assets associated with the North American subsidiary is the result of the Company's decision to discontinue Do-It-Yourself, mechanical and Vehicle Locator security products as described above. Excluding these charges, operating expenses have decreased in both North America and Europe due to continued emphasis on cost management. The Company also continued to incur legal fees in asserting its patent rights and as defendant in patent infringement suits.

         In April 1997, the Company announced plans to divest itself of its European subsidiaries. The impact of this decision caused forth quarter charges resulting from the writedown of intangible assets of $1.6 million. The Company recorded additional fourth quarter charges relating to its European subsidiaries to reflect adjustments to the carrying value of inventory and other assets totaling $3.5 million.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated working capital at December 31, 1997 was $3 million, as compared to a deficit of $6.1 million at December 31, 1996 and a surplus of $12.7 million at December 31, 1995. The current ratio (current assets divided by current liabilities) as of December 31, 1997 is 1.36 to 1, compared to .78 to 1 at December 31, 1996, and 1.57 to 1 at December 31, 1995. The changes in working capital and current ratio as of December 31, 1997, were in large measure due to the refinancing described below and a substantial portion of debt has been classified as long-term in accordance with the terms of the credit agreement.


        Cash used in operating activities was $2.9 million for the year ended December 31, 1997, which reflects the payment of a litigation settlement of $6.1 million. Excluding the litigation settlement, the Company's operating activities provided cash flow of $3.2 million. This was due in part to the reduction in receivables and inventory of $3.2 million and $4.4 million, respectively, and a $1 million income tax refund, offset by the decrease in trade payables of $4.3 million. Cash provided from operating activities was used to finance capital expenditures and repay a portion of the Company's outstanding long term indebtedness. The Company, with the proceeds from its debt refinancing and preferred stock issuance discussed below, in October 1997, retired all outstanding indebtedness with its prior senior lender.


     On October 24, 1997, the Company entered into a 3 year credit agreement with a new senior lender, General Electric Capital Corporation ("GECC"), extending revolving credit, letter of credit and term credit facilities to the Company of up to $25.5 million for the purpose of (a) refinancing senior indebtedness of the Company, (b) providing working capital financing, and (c) providing funds to satisfy, or providing letters of credit to secure issuance of a supersedeas or appeal bond in order to permit the Company to bond an appeal of, a judgment adverse to the Company in the Detroit Litigation. (See
Item 3, "Legal Proceedings" in Part I of this form 10-K for further discussion.)

     The new credit agreement provides for a $12 million revolving credit loan, $1.5 million term loan, and a term loan up to $3 million to be made upon a final settlement in the Detroit Litigation against the Company.
Provided the $3 million term loan is not outstanding, the credit agreement provides for a letter of credit of up to $12 million to secure bonding of an appeal and, alternatively, a term loan of up to $12 million to pay or settle the Detroit Litigation. The revolving credit facility bears interest at the prime rate plus 1.5% or LIBOR plus 3.25%. The $1.5 million term loan is payable in twelve (12) equal quarterly installments and bears interest at prime plus 1.75% or LIBOR plus 3.5%. If the $3 million or $12 million term loans are made, the loans will bear interest at the prime rate plus 2% or LIBOR plus 3.75%.

     The credit agreement is subject to certain covenants requiring minimum levels of net worth, fixed charge coverage and operating income, maximum capital expenditures, and restrictions on payments of certain dividends, sale of assets and increased indebtedness. In addition, the credit agreement requires that mandatory prepayments against outstanding GECC indebtedness be made with proceeds from the sale of equity or debt securities, sales of assets, excess operating cash flow and proceeds from litigation involving patents and intellectual property. Credit availability under the revolving credit loan is subject to a specified percentage of eligible accounts receivable and inventory. The credit facility is collateralized by substantially all the assets of the Company and its subsidiaries. The Company's obligations have been guaranteed by its subsidiaries. The credit agreement is also secured by a pledge of one share of the Company's Series B Preferred Stock. In the event of a default under the credit agreement, or the indebtedness issued pursuant to the credit agreement is accelerated, the holder of Series B Preferred Stock would have the right to elect a majority of the Company's Board of Directors.

        On October 27, 1997, the Company entered into a private equity placement pursuant to a Unit Purchase Agreement with Pegasus Partners,
L.P. and Pegasus Related Partners, L.P. (collectively "Pegasus") providing for the purchase of 55,000 units consisting of preferred stock and attached warrants to purchase common stock, for an aggregate purchase price of approximately $7 million. Dividends accrue at a rate of 10% per year and are payable, at the option of the Company, in cash or additional units. In addition, Pegasus received additional warrants to purchase common stock in return for guarantying $4 million of the Company's indebtedness to GECC under
the revolving credit facility.   Pegasus also agreed to guarantee a loan to
settle or pay a final judgment or secure a letter of credit to bond the appeal in the Detroit Litigation. Pegasus also agreed that when the loan or letter of credit was issued, the Company would issue to Pegasus additional warrants to purchase common stock (see discussion above with respect to the actual issuance of these warrants).

     The credit agreement was amended and restated as of March 4, 1998, and amended as of April 8, 1998, in order to allow the Company the right to utilize the letter of credit facility for the Detroit Litigation judgment, both initial judgment and for any additional judgment amount, to waive certain defaults (including those that existed at December 31, 1997), to correct certain disclosures and to modify certain provisions.

     On March 5, 1998, the Company posted a bond in the amount of $9,341,031, in the Detroit Litigation to permit an appeal of the judgment rendered on February 6, 1998. The bond is secured by an irrevocable letter of credit provided by GECC, guaranteed by Pegasus. The amount of the judgment will be increased to cover additional interest and certain attorney fees. When that occurs, the Company anticipates that GECC will be asked to issue an additional letter of credit, which Pegasus will guarantee, up to an amount not to exceed $12 million in the aggregate for the original and the additional letters of credit, in exchange for the issuance by the Company of additional warrants to purchase Common Stock.

     As of April 7, 1998, $5.7 million of the $12 million revolving credit facility was outstanding. Under this revolving line of credit, $3.2 million was borrowed at the LIBOR based interest rate.

Year 2000 Date Conversion


     Certain computer systems that have time-sensitive programs may not properly recognize the year 2000 which could result in major system failures or miscalculations. The Company has performed an inquiry of its major software vendors as to the likelihood of such a problem existing in the software products which the Company utilizes. Based on such inquiry, the Company does not believe that a year 2000 problem exists within its system or that any such problem that may arise would have a material impact on the Company's operations. The Company has not assessed the impact of any year 2000 problem with outside parties such as vendors or tenants.

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to this item may be found under the captions "Directors, Nominees and Executive Officers" and "Additional Information" of the Company's 1998 Proxy Statement and such information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

     Information with respect to this item may be found under the captions "Executive Compensation," "Summary of the Stock Option Plan" and "Directors' Compensation" of the Company's 1998 Proxy Statement and such information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

     Information with respect to this item may be found under the captions "Security Ownership of Certain Beneficial Owners and Management and "Shareholder Agreement" of the Company's 1998 Proxy Statement and such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to this item may be found under the caption "Certain Transactions" of the Company's 1998 Proxy Statement and such information is incorporated herein by reference.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K.


     (a)     The following documents are filed as a part of this report:

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

             3.1.1 Certificate of Designation, Numbers, Powers, Preferences and Relative Participating, Optional and Other Rights of Series A Preferred Stock of Code-Alarm, Inc., incorporated by reference to Exhibit 3.1.1 to the Company's Form 8-K dated October 24, 1997.

             3.1.2 Certificate of Designation, Numbers, Powers, Preferences and Relative Participating, Optional, and Other Rights of Series B Preferred Stock of Code-Alarm, Inc., incorporated by reference to Exhibit 3.1.2 to the Company's Form 8-K dated October 24, 1997.

             3.2.1 Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2.1 to the Company's Form 8-K for dated October 24, 1997.

             9. Shareholder Agreement, as amended, incorporated by reference to Exhibit 9 to the Company's Form 10-K for the year ended December 31, 1989 ("1989 Form 10-K").

             9.1 Termination of Shareholder Agreement dated February 15, 1997 incorporated by reference to the Company's Form 10K for the year ended December 31, 1996 ("1996 Form 10-K")

             10.1 Credit Agreement dated as of October 24, 1997 (the "Credit Agreement") among Company, General Electric Capital Corporation ("GECC"), in its capacity as a "Lender", and the other financial institutions which may from time to time become parties to the Credit Agreement
                     (GECC, in such capacity, and such other financial institutions being sometimes hereinafter referred to collectively as the "Lenders" and individually as a "Lender"), and GECC, in its separate capacity as agent for the Lenders (the "Agent") with Exhibits and Annexes attached, incorporated by reference to Exhibit 10.1 to the Company's Form 8K dated October 24, 1997.

             10.1.1 Amendment, Waiver and Consent to Credit Agreement dated as of March 4, 1998 among Company, General Electric Capital Corporation ("GECC"), in its capacity as a "Lender", and the other financial institutions which may from time to time become parties to the Credit Agreement (GECC, in such capacity, and such other financial institutions being sometimes hereinafter referred to collectively as the "Lenders" and individually as a "Lender"), and GECC, in its separate capacity as agent for the Lenders, incorporated by reference to Exhibit 10.73 to the Company's Form 8-K dated March 4, 1998.

             10.1.2 Conformed Copy Incorporating Amendment and Waiver dated as of March 4, 1998, of Credit Agreement dated as of October 24, 1997 (the "Credit Agreement") among Company, General Electric Capital Corporation ("GECC"), in its capacity as a "Lender", and the other financial institutions which may from time to time become parties to the Credit Agreement (GECC, in such capacity, and such other financial institutions being sometimes hereinafter referred to collectively as the "Lenders" and individually as a "Lender"), and GECC, in its separate capacity as agent for the Lenders, incorporated by reference to Exhibit 10.74 to the Company's Form 8-K dated March 4, 1998.

             10.1.3* Amendment No. 2 and Waiver No. 2 to Credit Agreement
                     dated as of April 8, 1998 by and among Company, General Electric Capital Corporation ("GECC"), in its capacity as a "Lender", and the other financial institutions which may from time to time become parties to the Credit Agreement (GECC, in such capacity, and such other financial institutions being sometimes hereinafter referred to collectively as the "Lenders" and individually as a "Lender"), and GECC, in its separate capacity as agent for the Lenders.

             10.2 Security Agreement dated as of October 24, 1997 executed by Company in favor of the Agent and the Lenders (Credit Agreement), incorporated by reference to Exhibit 10.41 to the Company's Form 8K dated October 24, 1997.

             10.3 Security Agreement dated as of October 24, 1997 executed by Tessco Group, Inc. ("Tessco"), in favor of the Agent and the Lenders (Credit Agreement), incorporated by reference to Exhibit 10.42 to the Company's Form 8K dated October
                     24, 1997.

             10.4 Guaranty dated as of October 24, 1997 executed by Tessco in favor of Agent and the Lenders (Credit Agreement), incorporated by reference to Exhibit 10.43 to the Company's Form 8K dated October 24, 1997.

             10.5 Pledge Agreement dated as of October 24, 1997 executed by Company in favor of the Agent and the Lenders (Credit Agreement), incorporated by reference to Exhibit 10.44 to the Company's Form 8K dated October 24, 1997.

             10.6 Pledge Agreement dated as of October 24, 1997 executed by Craig S. Camalo in favor of the Agent and the Lenders (Credit Agreement), incorporated by reference to Exhibit
                     10.45 to the Company's Form 8K dated October 24, 1997.

             10.7 Patent Security Agreement dated October 24, 1997 executed by Company in favor of the Agent and the Lenders (Credit Agreement), incorporated by reference to
                     Exhibit 10.46 to the Company's Form 8K dated October 24, 1997.

             10.8 Contribution Indemnification and Subordination Agreement dated October 24, 1997 among the Credit Parties
                     (Credit Agreement), incorporated by reference to Exhibit
                     10.47 to the Company's  Form 8K dated October 24, 1997.

             10.9 Litigation L/C and Term Loan C Agreement (the "Litigation Agreement") dated as of October 24, 1997 among Company, Agent and other financial institutions which may from time to time become parties to the Litigation Agreement as Term Lenders, incorporated by reference to Exhibit 10.48 to the Company's Form 8K dated October 24, 1997.

             10.10 Security Agreement dated October 2, 1997 executed by the Company in favor of the Agent and the Term Lenders (Litigation Agreement), incorporated by reference to
                     Exhibit 10.49 to the Company's Form 8K dated October 24, 1997.

             10.11 Security Agreement dated October 24, 1997 executed by Tessco in favor of the Agent and the Term Lenders (Litigation Agreement), incorporated by reference to
                     Exhibit 10.50 to the Company's Form 8K dated October 24, 1997.

             10.12 Guaranty dated as of October 24, 1997 executed by Tessco in favor of the Agent and the Term Lenders (Litigation Agreement), incorporated by reference to Exhibit
                     10.51 to the Company's Form 8K dated October 24, 1997.

             10.13 Pledge Agreement dated as of October 24, 1997 executed by Company in favor of the Agent and the Term Lenders (Litigation Agreement), incorporated by reference to
                     Exhibit 10.52 to the Company's Form 8K dated October 24, 1997.

             10.14 Pledge Agreement dated as of October 24, 1997 executed by Craig S. Camalo in favor of the Agent and the Terms Lenders (Litigation Agreement), incorporated by reference to
                     Exhibit 10.53 to the Company's Form 8K dated October 24, 1997.

             10.15 Patent Security Agreement dated as of October 24, 1997 executed by Company in favor of the Agent and the Term Lenders (Litigation Agreement), incorporated by reference to Exhibit 10.54 to the Company's Form 8K dated October 24, 1997.

             10.16 Warrant Purchase Agreement dated as of October 24, 1997 executed by GECC and Company, incorporated by reference to
                     Exhibit 10.55 to the Company's Form 8K dated October 24, 1997.

             10.17   Warrant to Purchase Common Stock of Company issued to
                     GECC and executed by Company, incorporated by reference to
                     Exhibit 10.56 to the Company's Form 8K dated October 24, 1997.

             10.18 Unit Purchase Agreement dated as of October 27, 1997 among Company, Pegasus Partners, L.P. ("PP"), Pegasus Related Partners, L.P. ("PRP"), incorporated by reference to
                     Exhibit 10.57 to the Company's Form 8K dated October 24, 1997.

             10.19 Letter granting PP and PRP the right to purchase accelerated obligations executed by GECC and acknowledged by Company, incorporated by reference to Exhibit 10.58 to the Company's Form 8K dated October 24, 1997.

             10.20 Registration Rights Agreement dated as of October 27, 1997 among Company, PP, PRP and GECC, incorporated by reference to Exhibit 10.59 to the Company's Form 8K dated October 24, 1997.

             10.21 Form of Attached Warrant to purchase Common Stock of Company, incorporated by reference to Exhibit 10.60 to the Company's Form 8K dated October 24, 1997.

             10.22 Form of Shortfall Warrant to purchase Common Stock of Company, incorporated by reference to Exhibit 10.61 to the Company's Form 8K dated October 24, 1997.

             10.23 Form of Litigation Warrant to purchase Common Stock of Company, incorporated by reference to Exhibit 10.62 to the Company's Form 8K dated October 24, 1997.

             10.24 Limited Supplemental Guaranty dated as of October 24, 1997 by and among PP, PRP and GECC, incorporated by reference to Exhibit 10.64 to the Company's Form 8K dated October 24, 1997.

             10.25 Limited Litigation Guaranty dated as of October 24, 1997 by and among PP, PRP and GECC, incorporated by reference to
                     Exhibit 10.65 to the Company's Form 8K dated October 24, 1997.

             10.26 Company's 1997 Stock Option Plan, incorporated by reference to Exhibit 10.66 to the Company's Form 8K dated October 24, 1997.

             10.27   Letter Agreement dated as of October 27, 1997 among Robyn
                     L. Mueller Trust, the Kenneth M. Mueller Charitable Remainder Unitrust, Mr. Rand Mueller, PP, PRP and Company, incorporated by reference to Exhibit 10.67 to the Company's Form 8K dated October 24, 1997.

             10.28 Employment Agreement with Rand W. Mueller, as amended, incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, as amended, registration No. 33-31356 ("Form S-1"), and as further amended by Amendment No. 2 to Employment Agreement incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1992 ("September 1992 10-Q"); and as further amended by Amendment No. 4 to Employment Agreement dated May 20, 1997 and Amendment No. 5 to Employment Agreement dated
                     May 29, 1997, each incorporated by reference to Exhibit
                     10.68 to the Company's  Form 8-K dated October 24, 1997.

             10.29 Employment Agreement dated May 20, 1997 between Company and Craig S. Camalo, incorporated by reference to Exhibit 10.69 to the Company's Form 8K dated October 24, 1997.

             10.30 Employment Agreement dated May 20, 1997 between Company and Peter Stouffer, incorporated by reference to Exhibit 10.70 to the Company's Form 8K dated October 24, 1997.

             10.31 Employment Agreement dated May 20, 1997 between Company and Michael Schroeder, incorporated by reference to Exhibit
                     10.71 to the Company's Form 8K dated October 24, 1997.

             10.32 Letter Agreement dated October 1, 1997 between Company and Kenneth M. Mueller, incorporated by reference to
                     Exhibit 10.72 to the Company's Form 8K dated October 24, 1997.

             10.33   1987 Stock Option Plan, incorporated by reference to
                     Exhibit 10.3 to Form S-18, and amendment thereto, incorporated by reference to Exhibit 10.3 to 1990 Form 10-K.

             10.34 Indemnification Agreement with Rand W. Mueller, incorporated by reference to Exhibit 10.4 to Form S-18.

                     The Company has entered into the same form of agreement with the following directors and executive officers as of the dates indicated:


                     Description
                     -----------

                     Marshall J. Mueller                May 29, 1987
                     Kenneth M. Mueller                 May 29, 1987
                     William S. Pickett                 May 29, 1987
                     Alan H. Foster                     May 17, 1988
                     Peter J. Stouffer                  March 22, 1991
                     Jack D. Rutherford                 May 21, 1991
                     Michael P. Schroeder               March 24, 1995
                     Craig S. Camalo                    April 15, 1996

             10.35 Mortgage Agreement with Rand W. Mueller, incorporated by reference to Exhibit 10.8 to 1992 Form 10-K.


             10.36 Lease of real property at 950 E. Whitcomb, Madison Heights, Michigan, incorporated by reference to Exhibit
                     10.10 to 1992 Form 10-K.

             10.37 Lease of real property at 300 Industrial Avenue, Georgetown, Texas, incorporated by reference to Exhibit
                     10.11 to 9 to the Company's Form 10-K for the year ended December 31, 1991 ("1991 Form 10-K").

             10.38 General Motors Corporation contract, incorporated by reference to Exhibit 10.19 to Form S-1 (1).

             10.39 Ford Motor Corporation contract, incorporated by reference to Exhibit 10.20 to Form S-1 (1).

             10.40 Chrysler Corporation contract, incorporated by reference to Exhibit 10.21 to Form S-1 (1).

             10.41 Purchase Agreement with Mitsubishi Motor Sales of America, Inc., incorporated by reference to Exhibit 10.22 to 1992 Form 10-K (1).

             10.42 Development Agreement by and between the City of Georgetown, Texas and Tessco Group, Inc. concerning redevelopment of real property at 300 Industrial Avenue, Georgetown, Texas, incorporated by reference to Exhibit
                     10.23 to 1991 Form 10-K.

             11.* Statement regarding Computation of Basic and Diluted Per Share Earnings.

             21*     List of Subsidiaries.

             27*     Financial Data Schedule.


     (b) A Form 8-K dated October 24, 1997, reporting Items 1(b), 5, and 7(c), was filed by the Company during the quarter ended December 31, 1997.


* Filed with this report.

CODE-ALARM, INC. AND SUBSIDIARIES
CONTENTS




                                                                                    Pages
                                                                                    -----
Consolidated Financial Statements of Code-Alarm, Inc. and Subsidiaries:
   Report of Independent Auditors........................................             F-2

Consolidated Financial Statements:

   Balance Sheets .......................................................             F-3

   Statements of Operations .............................................             F-4

   Statements of Shareholders' Equity (Deficit)..........................             F-5

   Statements of Cash Flows .............................................             F-6

   Notes to Consolidated Financial Statements............................     F-7 to F-16

Financial Statement Schedule:

   Report of Independent Auditors........................................            F-17

   II.  Valuation and Qualifying Accounts and Reserves...................            F-18

INDEPENDENT AUDITORS' REPORT

         We have audited the accompanying consolidated balance sheets of Code-Alarm, Inc. and subsidiaries (the"Company"), as of December 31, 1997 and 1996, and the related statements of operations and of cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Code-Alarm, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




Deloitte & Touche LLP
Detroit, MI
April 8, 1998

CONSOLIDATED BALANCE SHEETS
CODE-ALARM, INC. AND SUBSIDIARIES
IN THOUSANDS

------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                                  1996        1997
------------------------------------------------------------------------------------------------------------------------------
Assets
------------------------------------------------------------------------------------------------------------------------------

Current assets:
     Cash                                                                                                 $     45    $     36
     Accounts receivable, less allowance for doubtful accounts
         (December 31, 1996 and 1997, $950 and $1,073 respectively)                                          8,798       5,615
     Inventories (Notes 1 and 2)                                                                             8,734       4,291
     Refundable income taxes                                                                                 1,059         950
     Deferred income taxes                                                                                   2,040
     Other                                                                                                     729         503
------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                        21,405      11,395
------------------------------------------------------------------------------------------------------------------------------

Property and equipment, net of accumulated depreciation (Notes 1 and 3)                                      3,750       2,444

Other assets:
     Excess of cost over net assets acquired, net (Note 1)                                                   1,910         320
     Other intangibles, net                                                                                    651         424
     Other                                                                                                   1,711       1,479
------------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                                         $ 29,427    $ 16,062
==============================================================================================================================

Liabilities and shareholders' equity (deficit)
------------------------------------------------------------------------------------------------------------------------------

Current liabilities:
     Current portion of long-term debt (Note 4)                                                           $  9,308    $    797
     Accounts payable                                                                                        9,874       5,545
     Accrued expenses                                                                                        2,380       2,040
     Reserve for litigation (Note 10)                                                                        5,934
------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                   27,496       8,382
------------------------------------------------------------------------------------------------------------------------------

Long-term debt (Note 4)                                                                                        879       6,574
Reserve for litigation (Note 10)                                                                                        10,000
------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                                      28,375      24,956
------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 5 and 10)
------------------------------------------------------------------------------------------------------------------------------

Redeemable preferred stock  (Note 6)                                                                                     7,000
------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity (deficit)   (Note 7):
     Preferred stock, noncumulative; no par value;
         authorized 500,000 shares; none issued
     Additional paid in capital                                                                                          4,179
     Common stock, no par value; authorized 5,000,000 shares;
         issued and outstanding December 31, 1996 and 1997, 2,320,861 shares                                12,213      12,213
     Foreign currency translation adjustment                                                                  (260)
     (Accumulated deficit)                                                                                 (10,901)    (32,286)
------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity (deficit)                                                                    1,052     (15,894)
------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity (deficit)                                                 $ 29,427    $ 16,062
==============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
CODE-ALARM, INC. AND SUBSIDIARIES
(IN THOUSANDS, EXCEPT PER SHARE DATA)

-------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                                       1995            1996         1997
-------------------------------------------------------------------------------------------------------------------------
Net sales (Note  11)                                                               $ 69,188        $ 62,503    $  53,076
Cost of sales                                                                        44,718          43,074       35,473
-------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                         24,470          19,429       17,603
-------------------------------------------------------------------------------------------------------------------------

Operating expenses:
     Sales and marketing                                                             12,099          10,145        7,739
     Engineering                                                                      3,351           2,350        1,542
     General and administrative                                                       9,008          10,175        8,810
     Impairment of goodwill (Note 1)                                                                  2,917        1,536
     Restructuring charge (Note 9)                                                                                   773
                                                                           ----------------------------------------------
                                                                                     24,458          25,587       20,400
-------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                                            12          (6,158)      (2,797)
Other (income) expense:
     Interest expense                                                                 1,505           1,576        1,434
     Litigation expense (Note 10)                                                     1,825                       11,403
     Other                                                                              452             (14)         272
                                                                           ----------------------------------------------
                                                                                      3,782           1,562       13,109
-------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                             (3,770)         (7,720)     (15,906)
Income tax expense (benefit):
     Current                                                                           (443)           (761)        (868)
     Deferred                                                                          (603)            176        2,040
                                                                           ----------------------------------------------
                                                                                     (1,046)           (585)       1,172
-------------------------------------------------------------------------------------------------------------------------
Net loss                                                                             (2,724)         (7,135)     (17,078)
Preferred stock dividends (Note 6)                                                                                  (128)
Intrinsic value of beneficial conversion
  feature on redeemable preferred stock
  (Note 6)                                                                                                        (4,179)
-------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                                                $ (2,724)       $ (7,135)   $ (21,385)
=========================================================================================================================
Loss per share - basic and diluted                                                 $  (1.17)       $  (3.07)   $   (9.21)
=========================================================================================================================
Weighted average shares outstanding                                                   2,320           2,321        2,321
=========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' EQUITY (DEFICIT)
CODE-ALARM, INC. AND SUBSIDIARIES
(IN THOUSANDS)

                                                                                       Cumulative
                                                                           Additional    Foreign                        Total
                                                           Common Stock      Paid In   Translation   (Accumulated   Shareholders'
For the years ended December 31, 1995, 1996, and 1997   Shares    Amount     Capital   Adjustment       Deficit)   Equity (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1995                                  2,320    $ 12,209                   $ 49       $ (1,042)        $ 11,216

Stock issued under stock option plan                                      1                                                      1

Foreign currency translation adjustment                                                          5                               5

Net loss                                                                                                   (2,724)          (2,724)
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                                2,320      12,210                     54         (3,766)           8,498
----------------------------------------------------------------------------------------------------------------------------------

Stock issued under stock option plan                          1           3                                                      3

Foreign currency translation adjustment                                                       (314)                           (314)

Net loss                                                                                                   (7,135)          (7,135)
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                                2,321      12,213                   (260)       (10,901)           1,052
----------------------------------------------------------------------------------------------------------------------------------
Recognition of intrinsic value of
 beneficial conversion feature on
 redeemable preferred stock                                                       4,179                    (4,179)

                                                                                                                                 -

Preferred stock dividends accrued                                                                            (128)            (128)

Foreign currency translation adjustment                                                        260                             260

Net loss                                                                                                  (17,078)         (17,078)
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                                2,321    $ 12,213       4,179          -      $ (32,286)       $ (15,894)
==================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CODE-ALARM, INC. AND SUBSIDIARIES
(IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                           1995               1996                  1997
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                            $ (2,724)          $ (7,135)            $ (17,078)
   -----------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
       Depreciation and amortization                                      1,792              1,309                 1,853
       Impairment of goodwill                                                                2,917                 1,536
       Write off of other assets                                                                                   1,358
       Payment of litigation settlement                                                                           (6,055)
       Foreign currency translation effect on cash                                                                   260
       Changes in assets and liabilities
            Accounts receivable                                             938              1,954                 3,183
            Inventories                                                  (2,657)             6,077                 4,443
            Refundable income taxes                                        (502)              (234)                  109
            Deferred income taxes                                          (603)                86                 2,040
            Other assets                                                 (1,245)               492                   167
            Accounts payable                                              3,617             (2,487)               (4,329)
            Accrued expenses                                             (1,299)               548                  (340)
            Reserve for litigation                                        2,110                 95                10,000
--------------------------------------------------------------------------------------------------------------------------
   Total adjustments                                                      2,151             10,757                14,225
--------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) operating activities                     (573)             3,622                (2,853)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                                    (998)              (716)                 (266)
--------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                   (998)              (716)                 (266)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Debt refinancing and preferred stock issue costs                                                               (1,074)
   Proceeds from revolving credit agreement                               2,021                                    5,880
   Reduction of long-term debt                                           (1,078)            (3,072)               (8,696)
   Net borrowings (paydowns) from the line of credit                        936               (207)
   Issuance of common stock                                                   1                  2
   Issuance of redeemable preferred stock                                                                          7,000

--------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities                    1,880             (3,277)                3,110
--------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents                     309               (371)                   (9)
   Cash and cash equivalents, beginning of year                             107                416                    45
--------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents, end of year                              $    416           $     45             $      36
==========================================================================================================================
Supplemental disclosures of cash flow information:
Cash paid during the year for:
       Interest                                                        $  1,528           $  1,576             $   1,453
==========================================================================================================================
       Income taxes                                                    $    200
==========================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                        CODE-ALARM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS OPERATIONS
         The Company designs, manufactures, imports and markets automobile and home security systems, keyless entry systems and related products. During 1997 the Company consolidated certain operations to the headquarters location in Madison Heights, Michigan. This consolidation included closing subsidiary operations in France, the United Kingdom, and Texas. All costs associated with these consolidations have been recognized as of December 31, 1997. See further discussions in the related intangible asset description below and in Note 9, "Restructuring".

PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS
         The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

INVENTORIES
         Inventories are stated at the lower of cost or market. The cost of all inventories is determined on the first-in, first-out ("FIFO") method.

PROPERTY AND EQUIPMENT
         Property and equipment are stated at cost. Depreciation is being provided using the straight-line and accelerated methods over the estimated useful lives of the related assets. Upon retirement or disposal of property or equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in operations. Estimated useful lives are 3 to 8 years for machinery and equipment, 5 years for furniture and fixtures, and leasehold improvements are depreciated over the life of the lease.

INTANGIBLE ASSETS
         The excess of acquisition cost over net assets acquired ("Goodwill") is amortized on a straight-line basis over 40 years. The Company continually evaluates the realizability of Goodwill based upon expectations of estimated undiscounted future cash flow and operating income. Impairment of Goodwill is recognized as a charge to operations when the estimated future cash flows are less than the carrying value of the Goodwill. In 1996 and 1997, $2,917,000 and $1,536,000, respectively, was charged to operations for impairment of Goodwill associated with acquisitions. The costs of all other intangible assets, comprised primarily of covenants-not-to-compete, patents and trademarks, are amortized on a straight-line basis over their respective estimated useful lives, generally five years. Accumulated amortization of intangible assets amounted to approximately, $1,182,000 and $ 1,496,000 at December 31, 1996 and 1997,
respectively.

REVENUE RECOGNITION
         Revenues are recognized from sales when the product is shipped. The Company provides an accrual for future product return and warranty costs based upon historical experience. Accrued warranty costs amounted to approximately $170,000 and $213,000 at December 31, 1996 and 1997, respectively.

RESEARCH AND DEVELOPMENT COSTS

         Expenditures for the research and development of new and improved products are charged to operations as incurred and aggregated approximately $558,000, $601,000 and $580,000 for the years ended December 31, 1995, 1996 and
1997 respectively.

MANAGEMENT ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and contingent assets and liabilities at December 31, 1996 and 1997, and revenues and expenses during the three years in the period ended December 31, 1997. The actual results could differ from the estimates made in the preparation of the consolidated financial statements.

EARNINGS PER COMMON SHARE
         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," for the year ended December 31, 1997. SFAS No. 128 replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes potential share dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings but does not include shares issuable upon conversion of securities that would have an antidilutive effect on earnings per share. All prior period EPS data have been restated. The adoption of this new accounting standard did not have a material effect on the Company's reported EPS amounts.

         The diluted loss per share for the years ended December 31, 1997, 1996 and 1995 does not include shares issuable upon exercise or conversion of stock options or warrants because they would have an antidilutive effect on the loss per share.

CONCENTRATION OF RISK
         The company's products include a number of high-technology components that are currently sourced from only a few suppliers and, in some cases, a single supplier. The Company frequently requires large volumes of such components. If the Company's suppliers are unable to fulfill the Company's needs for such components, the Company may be unable to fill customer orders and its business and financial condition, including working capital and results of operations, may be materially and adversely affected.



2.  INVENTORIES
         Inventories consist of the following:


                                                                                          1996          1997
                                                                                          ----          ----
                                                                                             (In thousands)

Raw materials..........................................................                  $5,811        $3,425
Work in process........................................................                     324           680
Finished goods.........................................................                   2,599           186
                                                                                         ------        ------
                                                                                         $8,734        $4,291
                                                                                         ======        ======



3.  PROPERTY AND EQUIPMENT
         Property and equipment consist of the following major classifications:


                                                                                           1996          1997
                                                                                           ----          ----
                                                                                           (In thousands)

Machinery and equipment................................................                  $ 8,589       $ 8,325
Leasehold improvements.................................................                    1,426         1,180
Furniture and fixtures.................................................                    1,543           702
                                                                                         -------       -------
                                                                                          11,558        10,207
         Less accumulated depreciation.................................                    7,808         7,763
                                                                                         -------       -------
                                                                                         $ 3,750       $ 2,444
                                                                                         =======       =======

     Depreciation expense was approximately $1,260,000, $1,037,000 and $1,572,000 for the years ended December 31, 1995, 1996, and 1997, respectively.

4.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                           1996           1997
                                                                                           ----           ----
                                                                                              (In thousands)
Revolving credit facility...............................................................   $  5,580      $5,193
Term loans..............................................................................      2,570       1,500
Working capital facilities..............................................................        784
Mortgage note...........................................................................        327         296
Capital lease obligations...............................................................        926         382
                                                                                           --------      ------
                                                                                             10,187       7,371
         Less current portion...........................................................     (9,308)       (797)
                                                                                           --------      ------
                                                                                           $    879      $6,574
                                                                                           ========      ======


     On October 24, 1997, the Company entered into a three year credit agreement with a new senior lender, General Electric Capital Corporation ("GECC"), extending revolving credit, letter of credit and term loan facilities to the Company of up to $25.5 million for the purpose of (a) refinancing senior indebtedness of the Company, (b) providing working capital financing, and (c) either providing funds to satisfy, or providing letters of credit to secure issuance of a supersedeas or appeal bond or similar obligation in order to permit the Company to bond an appeal of, a judgment adverse to the Company in Detroit Litigation (see Note 10). Specifically, the new credit agreement provides for a $12 million revolving credit loan, $1.5 million term loan, and a term loan of up to $3 million to pay a final settlement in the Detroit Litigation. Provided the $3 million term loan is not outstanding, the credit agreement provides for a letter of credit of up to $12 million to secure bonding of an appeal in the Detroit Litigation and, alternatively, a term loan of up to $12 million to pay or settle the judgment. The revolving credit facility bears interest at prime rate plus 1.5% or LIBOR plus 3.25%. The $1.5 million term loan is payable in twelve (12) equal quarterly installments and bears interest at prime plus 1.75% or LIBOR plus 3.5%. If the $3 million or $12 million term loans are made, the loans will bear interest at the prime rate plus 2% or LIBOR plus 3.75%. The fee for letters of credit is 2% per annum, except the fee is 3% for the letter of credit issued in conjunction with the Detroit Litigation.

     The credit agreement is subject to certain covenants requiring minimum levels of net worth, fixed charge coverage and operating income, maximum capital expenditures, and restrictions on payments of certain dividends, sale of assets and increased indebtedness. In addition, the credit agreement requires that mandatory prepayments against outstanding GECC indebtedness be made with proceeds from the sale of equity or debt securities, sale of assets, excess operating cash flow and proceeds from litigation involving patents and intellectual property. Credit availability under the revolving credit loan is subject to a specified percentage of eligible accounts receivable and inventory.

     The credit facility is collateralized by substantially all the assets of the Company and its subsidiaries and by a pledge of the Company's
Series B Preferred Stock. The Company's obligations have been guaranteed by its subsidiaries. Amounts outstanding at December 31, 1997, consist of $5,193,000 under the $12 million revolving credit loan and $1,500,000 under the term loan.

     The credit agreement was amended as of March 4, 1998 and amended as of April 8, 1998, in order to give the Company the right to draw on the letter of credit facility for the Detroit Litigation judgment, both for the initial judgment and for any additional judgement amounts, to waive certain defaults (including those which existed at December 31, 1997), to correct certain disclosures and to modify certain provisions.

     In order to permit the bonding of a judgement of $9,341,031 in the Detroit Litigation, GECC on March 5, 1998, caused a bank to issue a letter of credit in that amount under the terms of the credit agreement. The letter of credit is guaranteed by the holders of the Company's Series A-1 Preferred Stock.

         At December 31, 1996 the Company had a credit agreement with a bank that consisted of $14.25 million secured revolving credit facility for working capital requirements, $1.3 million secured non-amortizing loan due May 23, 1997, and $2.2 million unsecured term loan due May 23, 1999. The Company used these facilities for operating capital and to provide a standby letter of credit in the amount of $5.9 million in conjunction with the appeal of the patent infringement litigation. The Company's $14.25 million revolving credit agreement was terminated by provisions of the loan agreement. Interest on the credit facility was at the prime rate plus 1%, or at the Company's option, at the LIBOR plus 1.5% to 3.5% for maturities ranging from one to six months. The credit facility was collateralized by substantially all of the assets of the Company. Furthermore, the Company's obligations under the credit facility were guaranteed by all of its subsidiaries and were subject to certain covenants. The bank credit agreement contained covenants which required the Company and its subsidiaries to maintain a minimum working capital level, a specified current ratio, a minimum tangible net worth, a specified fixed charges coverage ratio and limitations on indebtedness. As of December 31, 1996, the Company was not in compliance with certain of the covenants. The Lender did not agree to amend the loan agreement in a manner which would place the Company in compliance with all covenants. As a result, all outstanding borrowings due the Bank at December 31, 1996, were classified as a current liability.

         The mortgage note is payable to the City of Georgetown, Texas, in monthly installments of $4,401, including interest at 7% through January of 2004, and is collateralized by the leasehold improvements.

         The recorded amounts of long-term debt approximate fair value as of December 31, 1997.

         The following table sets forth aggregate maturities of long-term debt at December 31, 1997 (in thousands):

         1998....................................................        $  797
         1999....................................................           625
         2000....................................................         5,759

         2001....................................................            41
         2002....................................................            44
         Thereafter..............................................           105
                                                                         ------
                                                                         $7,371
                                                                         ======

5.  LEASE COMMITMENTS

LEASES
         The Company leases certain property and equipment under various operating leases through 2002.

         Future minimum rental payments required for all noncancelable operating leases are as follows for the years ending December 31:

                                                      (in thousands)
       1998............................................        $528
       1999............................................         506
       2000............................................         449
       2001............................................         325
       2002............................................         108
       Thereafter......................................         180

       Rent expense under all operating leases was approximately $915,000, $938,000 and $565,000 for the years ended December 31, 1995, 1996 and 1997, respectively.


6.  REDEEMABLE PREFERRED STOCK

        On October 27, 1997, the Company sold for $6,999,850 55,000 units
(the "Units") to two related investment funds, each unit containing one share of Series A-1 Preferred Stock and warrants to purchase approximately 68 shares of the Company's common stock at an exercise price of approximately $1.88 per share (a total of 3,731,341 shares). The exercise price of the Attached Warrants must be paid by delivery of Series A Preferred Stock with a stated value equal to the exercise price. Because the exercise price of approximately $1.88 per share was below the market value of the Company's common stock at the date the Units were sold, the Units have a beneficial conversion feature which has been accounted for in accordance with Emerging Issues Task Force Topic D-60, Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature. Accordingly, $4,179,000 of the proceeds, representing the intrinsic value of the beneficial conversion feature, has been allocated to the Company's no par value common stock, and has been recognized as a return to the preferred shareholders in 1997. Each share of Series A-1 Preferred Stock accrues dividends at 10% per year ($12.727 per share), payable on April 5 and October 15th. Dividends are payable at the option of the Company either in cash or additional Units. The Preferred Stock holders have the right to elect two members of the Board of Directors of the Company, subject to certain limitations. Certain corporate actions require the approval of the holders of Series A-1 Preferred Stock. In certain situations, these holders will have enhanced voting rights. The Series A-1 Preferred Stock holders have a liquidation preference of $127 per share, plus accrued and unpaid dividends. The Preferred Stock and attached warrants are redeemable at the option of the holder at any time after three years and six months from the date of issuance at a price equal to the current market price per share of Common Stock, multiplied by the number of shares of Common Stock into which the Attached Warrants are then exercisable. In the event that the redemption of the Units would constitute a violation of any provision of any agreement of the Company, the Company will use its best efforts to register and issue an equivalent number of shares of Common Stock of the Company to the holder. In addition, any Common Stock previously issued upon the exercise of such warrants also is subject to repurchase at the option of the holder at any time after three years and six months from the date of issuance of the Units, at a price equal to the current market price per share of Common Stock, subject to similar limitations.

    In connection with the GECC credit agreement, the Company sold one share of its Series B Preferred Stock for $10.00. GECC required the holder to pledge this stock as security for the Company's obligations under the credit agreement. The Series B Preferred Stock accrues dividends at the rate of $1.00 per year, payable on December 31. If there is an event of default under the credit agreement, or the obligations arising under the credit agreement are accelerated, the Series B Preferred Stock has the right to elect a majority of the Company's Board of Directors. Upon payment in full of all obligations arising under the credit agreement, the Company can repurchase the Series B Preferred Stock for $10.00 plus accrued and unpaid dividends.

7.  CAPITAL STOCK

1987 Stock Option Plan
        The Company adopted in 1987 a Stock Option Plan ("1987 Plan") for its key employees and reserved 280,000 shares of common stock for issuance under the 1987 Plan. The Plan authorizes the Company to issue Incentive Stock Options and Non-Qualified Stock Options. No non-qualified stock options were issued. The 1987 Plan has expired.

         Incentive Stock Options may be issued at a price not less than fair market value as of the grant date. For any employee holding more than 10 percent of the voting stock of the Company, the option price is 110% of the fair market value at the grant date.

         Non-Qualified stock options may be issued at a price not less than 85 percent of fair market value at the grant date. Options are generally excercisable for a ten-year period; however, options granted to any employee holding more than 10 percent of the voting stock of the Company are excercisable over five years. No Non-Qualified stock options have been granted.

The following table summarizes the activity for the Company's 1987 Stock Option
Plan:


                                                       1987 Stock
                                                       Option Plan
                                                      -------------
                                                        Excercise
                                     Shares Subject     Price Per
                                        to Option         Share
                                    ---------------     ---------
Balance, January 1, 1995 . . . . . . . .  216,375      $4.25 to $20.25
Options granted  . . . . . . . . . . . .   85,000      $7.00 to $ 8.11
Options excercised  . .  . . . . . . . .     (400)          $4.25
Options canceled, terminated or
expired  . . . . . . . . . . . . . . . .  (39,200)     $5.00 to $15.25
                                         --------
Balance, December 31, 1995 . . . . . . .  261,775      $4.25 to $20.25
Options granted  . . . . . . . . . . . .  195,475      $4.00 to $ 5.50
Options excercised  . .  . . . . . . . .     (500)          $4.25
Options canceled, terminated or
expired  . . . . . . . . . . . . . . . . (252,375)     $5.23 to $20.25
                                         --------
Balance, December 31, 1996 . . . . . . .  204,375      $4.00 to $ 5.75
Options granted  . . . . . . . . . . . .   30,000          $2.75
Options canceled, terminated or
expired  . . . . . . . . . . . . . . . .  (48,050)     $4.25 to $5.00
                                         --------
Balance, December 31, 1997 . . . . . . .  186,325      $2.75 to $5.75
                                         ========
Options excercisable at
December 31, 1997  . . . . . . . . . . .   31,109
                                         ========

         As of December 31, 1997, 186,325 options granted under the 1987 Plan remain outstanding with a weighted average exercise price of $4.85/share and a weighted average remaining contractual life of approximately 8 years.
Options granted under the 1987 Plan that are exercisable as of December 31, 1997, have a weighted average excercise price of $4.85 per share.




1997 STOCK OPTION PLAN

        The 1997 Stock Option Plan adopted by the Company's Board provides for the issuance of options to purchase 1,317,178 shares of common stock. The options are non-qualified stock options, exercisable at $1.88 per share and expire 10 years from the date of grant. The options begin vesting at the rate of one-third per year beginning on the third anniversary of their grant. These options are only exercisable if the fair market value of the common stock reaches or exceeds increasing amounts over time starting with $2.375 in the first year, after grant, and increasing to $11.50 in the seventh year.

The following table summarizes the activity for the Company's 1997 Stock Option
Plan:

                                                       1997 Stock
                                                       Option Plan
                                                      -------------
                                                        Excercise
                                     Shares Subject     Price Per
                                        to Option         Share
                                    ---------------     ---------
Options granted 1997 . . . . . . .      1,317,178          $1.88
Balance, December 31, 1997 . . . .      1,317,178          $1.88

         As of December 31, 1997, 1,317,178 options granted under the 1997 Plan are outstanding with a weighted average exercise price of $1.88/share and a weighted average remaining contractual life of approximately 10 years. None of the options issued under the 1997 Plan are currently exercisable.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123") - Accounting for Stock Based Compensation" which was effective for the Company beginning January 1, 1996. SFAS 123 encourages compensation cost to be measured based on the fair value of the equity instruments awarded. In accordance with this statement the Company has elected to continue the application of Accounting Principles Board Opinion No. 25 which recognized compensation cost based on the instrinsic value of the equity instrument award. Under the provisions of Opinion No. 25, no compensation expense was recorded by the Company during 1995, 1996, or 1997. If the Company were to apply the fair value based method of accounting for stock-based compensation, its effect on the net loss in 1995, 1996, or 1997 would be insignificant.

The primary assumptions used in the fair value of the options granted include the following:

Option Pricing Model
         The Company uses the Black-Scholes option pricing model to determine the fair value of options granted.

Dividend Yield
         As the Company's stock currently does not include a dividend, dividend payments were not included in the fair value calculation.

Risk Free Rate
         The rate applicable to Zero Coupon Treasury Notes with a duration similar to options granted was used to determine the risk free rate, which was approximately 6% at each of the respective grant dates.

Expected Life
         The expected life of the options issued during the year was approximately 5 - 7 1/2 years, based on the provisions of the respective option Plans.

Expected Volatility
         The expected volatility was approximately 60%, based on changes in the fair market value of the Company's common stock over a period similar to the expected life of the options.


8.  INCOME TAXES

         The effective tax rates differ from the statutory income tax rate due to the following:


                                              1995        1996       1997
                                              ----        ----       ----
Statutory rate  . . . . . . . . . . . . . .   34 %        34 %       34 %

Differences resulting from:
  Valuation allowance . . . . . . . . . . .                           (37)
  Goodwill impairment, amortization
      and other nondeductible expenses  . .     (3)        (14)        (3)
  Effect of foreign tax rates . . . . . . .     (1)          1
  Effect of nondeductible foreign
      losses. . . . . . . . . . . . . . . .                (20)        (2)
  Charge off of state and foreign
      tax refunds receivable. . . . . . . .     (2)
  Reversal of prior period timing
      differences . . . . . . . . . . . . .                  7
                                            -------    -------    -------
Effective income tax rates. . . . . . . . .     28%          8%        (8)%
                                            =======    =======    =======

         Current income tax expense for 1995 includes $46,000 of foreign income taxes. There were no foreign income taxes for 1996 or 1997.

         Deferred tax assets and liabilities as of December 31 consisted of the following:

                                                                                 1996              1997
                                                                                 ----              ----
                                                                                     (In thousands)

AMT Credit Carryforward . . . . . . . . . . . . . . . . . . . . . . . . . . .                   $   245
Net operating loss carryforward . . . . . . . . . . . . . . . . . . . . . . .                     2,137
Expenses deductible earlier for financial statement purposes
     than for tax purposes  . . . . . . . . . . . . . . . . . . . . . . . . .  $    358           1,233
Litigation loss not deductible for tax purposes . . . . . . . . . . . . . . .     2,017           3,400
Expense included in inventory for tax purposes  . . . . . . . . . . . . . . .       153             181
                                                                              ---------         -------
Total deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . . .     2,528           7,196
Net value of fixed assets . . . . . . . . . . . . . . . . . . . . . . . . . .       351             314
Capitalization of assets expensed for tax purposes  . . . . . . . . . . . . .       137              58
                                                                              ---------         -------
Total deferred tax liabilities  . . . . . . . . . . . . . . . . . . . . . . .       488             372
                                                                              ---------         -------
Net deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,040           6,824
Valuation allowance . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    (6,824)
                                                                              ---------         -------
Deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,040         $   -0-
                                                                              =========         =======

The Company has a net operating loss carryforward of $6,285,000, the majority of which expires in 2012.

During 1997, the company discontinued operations of its foreign subsidiaries. In prior years the Company did not provide United States income taxes on the undistributed earnings of foreign subsidiaries, as such earnings were intended to be reinvested in those operations.

9. RESTRUCTURING

During 1997, the Company recorded a restructuring charge of $773,000 related to the consolidation of its Georgetown, Texas facility. Costs accrued during the period related to termination benefits provided to employees of the facility, write-off of certain property and equipment and other costs. Termination benefits accrued and subsequently paid totaled $250,000.


10.  LITIGATION

         The Company was involved in a patent infringement suit involving a shock sensing device and during 1993, the Company was found to be in violation of the patent. The damage portion of the trial was completed in January 1995 and, at December 31, 1994, the Company recorded an accrual for damages, including interest and costs, of approximately $4.2 million. In June 1995 the Company received from the United States District Court information that the damages would total $5.6 million. Accordingly the Company recorded an additional accrual for damages and interest of $1.8 million in 1995. In April 1997, the Company paid $6.1 million in satisfaction of the judgment. In June, 1997, the Company's appeal of the judgment was denied.

         In a similar case relating to a subsequent shock sensing device, the Court held that the subsequent device infringed the patent and, following a trial on willfulness and damages, on February 3, 1998, entered a Final
Judgment in the amount of $10,651,443, plus daily prejudgment interest of $1,993 from January 20, 1998, until February 2, 1998. On March 5, 1998, the Court approved a Bond for Stay of Execution in the amount of $9,341,031, which the Company posted with the Court. On March 23, 1998, the Court entered an Amended Final Judgment in the amount of $9,334,946, including prejudgment interest. The amount of attorney fees and costs will be decided by the Court at a later date. The Company has recorded as a reserve for litigation at December 31, 1997, an amount of $10 million to provide for damages, including prejudgement interest, and an estimate for attorney fees and costs. The Company's litigation expense includes the amount of the amended final judgment interest through December 31, 1997, and legal costs for the Company and the plaintiff.

         The Company became involved in several legal proceedings following the Company's decision to aggressively defend its patent rights. The Company is asserting its patent rights against the defendants in these cases, and such defendants have made claims against the Company. The outcome of these cases cannot be reasonably estimated.

         The Company, on March 16, 1995, was named as a defendant in an action filed in August 1990 in the United States District Court for Puerto Rico to enforce a patent infringement default judgment rendered against certain predecessors in title to assets now owned by the Company which were purchased by the Company from a bank in Illinois in January 1990. The bank was providing for the defense of the Company subject to reservation of rights against the Company. The amount of the judgment was $19.4 million, which with accumulated interest had reached approximately $30 million. On March 20, 1997, the Puerto Rico court dismissed the action and held that any action to collect from the Company and its subsidiary as successors in interest to the judgment debtor must be raised before the Illinois court. On March 20, 1997, the case was refiled by the judgment creditors in Illinois; the bank is providing for up to 50% of the defense of the Company subject to reservation of rights against the Company. The Company, through its counsel, has filed a Motion to Dismiss, which is under advisement by the court. While the Company believes that it has meritorious defenses to the claims asserted in this lawsuit, the ultimate outcome of this lawsuit cannot be determined at this time, and the Company is unable to estimate the range of possible loss, if any.

         Various other legal actions and claims are pending or could be asserted against the Company. Litigation is subject to many uncertainties; the outcome of individual litigation matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not materially affect the financial position, and results of operations of the Company.

11.  SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

         The Company operates primarily in one business segment - vehicle security systems. This segment represents more than 90% of consolidated revenue, operating profit and identifiable assets. With the exception of sales to General Motors Corporation ("GM"), Ford Motor Company ("Ford") and to Suburu of America, Inc. ("Subaru"), no single customer accounted for more than 10 percent of revenue.

                                                                                    Percent Of Total Sales
                                                                                    ----------------------
                                                                                  1995        1996       1997
                                                                                  ----        ----       ----
GM........................................................................        13%         13%         13%
Ford......................................................................        11%         12%         13%
Subaru....................................................................                                14%


GEOGRAPHIC AREAS                                                                        Year Ended December 31
                                                                                             (In Thousands)
Net Sales                                                                      1995              1996                1997
                                                                               ----              ----                ----
  Domestic...............................................................     $  49,952         $  50,074           $  50,589
  European...............................................................        19,236            12,429               2,487
                                                                              -----------------------------------------------
         Consolidated....................................................     $  69,188         $  62,503           $  53,076
                                                                              ===============================================
Income (loss) from operations
  Domestic...............................................................     $    (571)        $    (482)          $    (727)
  European...............................................................           583            (5,676)             (2,070)
                                                                              -----------------------------------------------
         Consolidated....................................................     $      12         $  (6,158)          $  (2,797)
                                                                              ===============================================
Assets
  Domestic...............................................................     $  29,461         $  24,518           $  16,062
  European...............................................................        12,582             4,909
                                                                              -----------------------------------------------
         Consolidated....................................................     $  42,043         $  29,427           $  16,062
                                                                              ===============================================

Export sales included in domestic operations in 1995, 1996, and 1997, were $3,080,000, $3,819,000, and $7,650,000, respectively.

12.     WARRANTS

        In conjunction with the new credit agreement facility (see Note 4), the Company issued warrants as follows:

         Shortfall Warrants
                  The Company issued to the holders of its redeemable preferred stock warrants to acquire one million shares of the Company's common stock in exchange for supplemental guarantees of up to $4,000,000 the Company's indebtedness. The warrants have an exercise price of approximately $1.88 per share and expire after seven years. In the event that the shareholders are fully and unconditionally released from the guarantee, the Company has the right to repurchase fixed percentages of the warrants, which percentages decrease over time. The warrants, and any Common Stock previously issued to the holder upon exercise of the warrants, are redeemable at the option of the holder at any time after three years and six months from the date of issuance. The purchase price is the market price of the Common Stock for which such Shortfall Warrants are then exercisable, and in the case of the warrants, less the exercise price of such warrants.

         GECC Warrants
                  The Company issued warrants to the lender under the new debt facility to acquire up to 131,718 shares of the Company's common stock. The warrants have an exercise price of approximately $1.88 per share and expire after seven years. As a consequence of the antidilution provisions in the warrants and the issuance of the Litigation Warrants (discussed below), the GECC warrants have been adjusted to permit the holder to acquire 226,594 shares at an exercise price of $1.10 per share.

         Litigation Warrants
                  In return for the guaranty of the $9,341,031 letter of credit issued to a surety which issued the bond to permit an appeal of the judgment in the Detroit patent infringement litigation, the Company on March 5, 1998, issued to holders of its Series A Preferred Stock warrants to acquire 6,230,216 shares of the Company's common stock. These warrants have an exercise price of approximately $.49 per share and expire seven years after October 27, 1997.


13.      SUBSEQUENT EVENT

        On March 5, 1998, the Company posted a bond with the Court in the amount of $9,341,031, in accordance with the Detroit Litigation judgment rendered on February 6, 1998. The bond is secured by an irrevocable letter of credit provided by GECC, guaranteed by Pegasus. The amount of the judgment will be increased to cover additional interest and certain attorney fees. The Company anticipates GECC will be asked to issue an additional letter of credit, which the holders of its redeemable preferred stock will guarantee, up to an amount not to exceed $12 million in the aggregate for the original and the additional letters of credit, in exchange for the issuance by the Company of additional warrants to purchase common stock.

                       INDEPENDENT AUDITOR'S REPORT ON
                         FINANCIAL STATEMENT SCHEDULE

Code-Alarm Inc.

        We have audited the consolidated financial statements of Code-Alarm Inc. and subsidiaries as of December 31, 1997 and 1996 and for each of the three years in period ended December 31, 1997 and have issued our report thereon dated April 8, 1998; such financial statements and report are included in this Annual Report on Form 10-K. Our audits included the Financial Statement Schedule of Code-Alarm, Inc. and subsidiaries for each of the three years in period ended December 31, 1997 listed in Item 14. This Financial Statement Schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Financial Statement Schedule based on our audits. In our opinion, such Financial Statement Schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for each of the three years in period ended December 31, 1997.




Deloitte & Touche LLP
Detroit, Michigan
April 15, 1998

                      CODE-ALARM, INC. AND SUBSIDIARIES
        SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997


                                           COLUMN B      COLUMN C      COLUMN D     COLUMN E
                                           ----------    --------      --------    -----------
                                                         ADDITIONS
                                                         ---------
                                                                      Charged to
                                           Balance at    Charged to     Other                    Balance at
                                           Beginning      Cost and    Accounts,    Deductions,       End
                                           of Period      Expenses     Describe     Describe(1)   of Period
                                           ----------    ----------   ---------    -----------    ---------
Allowance for doubtful accounts:
  Year ended December 31, 1997 .......       $950,000       861,000                    738,000   $1,073,000
  Year ended December 31, 1996 .......        667,000       443,000                    160,000      950,000
  Year ended December 31, 1995 .......        383,000       592,000                    308,000      667,000


Note: (1)  Write-off uncollectible accounts, net of recoveries

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CODE-ALARM, INC.
                                         --------------------
                                              (Registrant)




Date: April 8, 1997                     /s/ Rand W. Mueller
-------------------                     -------------------
                                         RAND W. MUELLER
                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ RAND W. MUELLER         President, Chief            April 15, 1998
-----------------------     Executive Officer           --------------
RAND W. MUELLER             and Director

/s/ CRAIG S. CAMALO         Vice President of           April 15, 1998
-----------------------     Finance, Chief              --------------
CRAIG S. CAMALO             Financial Officer


/s/ PETER J. STOUFFER       Director                    April 15, 1998
-----------------------                                 --------------
PETER J. STOUFFER

/s/ RICHARD CION            Director                    April 15, 1998
-----------------------                                 --------------
RICHARD CION


/s/ RODNEY S. COHEN         Director                    April 15, 1998
-----------------------                                 --------------
RODNEY S. COHEN


/s/ ALAN H. FOSTER          Director                    April 15, 1998
-----------------------                                 --------------
ALAN H. FOSTER


/s/ MARSHALL J. MUELLER     Director                    April 15, 1998
-----------------------                                 --------------
MARSHALL J. MUELLER


                            Director
-----------------------                                 --------------
KENNETH M. MUELLER



/s/ WILLIAM S. PICKETT      Director                    April 15, 1998
-----------------------                                 --------------
WILLIAM S. PICKETT


/s/ JACK D. RUTHERFORD      Director                    April 15, 1998
-----------------------                                 --------------
JACK D. RUTHERFORD

                                EXHIBIT INDEX



Exhibit
Number Description
------------------
             3.1     Restated Articles of Incorporation of  the Company,
                     incorporated by reference to Exhibit 3.1 to the Company's
                     Registration Statement on Form S-18, as amended,
                     registration No. 33-16991C ("Form S-18").

             3.1.1 Certificate of Designation, Numbers, Powers, Preferences and Relative Participating, Optional and Other Rights of
                     Series A Preferred Stock of Code-Alarm, Inc., incorporated by reference to Exhibit 3.1.1 to the Company's
                     Form 8-K dated October 24, 1997.

             3.1.2 Certificate of Designation, Numbers, Powers, Preferences and Relative Participating, Optional, and Other Rights of
                     Series B Preferred Stock of Code-Alarm, Inc., incorporated by reference to Exhibit 3.1.2 to the Company's Form 8-K dated October 24, 1997.

             3.2.1 Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2.1 to the Company's Form 8-K for dated October 24, 1997.

             9. Shareholder Agreement, as amended, incorporated by reference to Exhibit 9 to the Company's Form 10-K for the year ended December 31, 1989 ("1989 Form 10-K").

             9.1     Termination of Shareholder Agreement dated February 15,
                     1997 incorporated by reference to the Company's Form 10K for the year ended December 31, 1996 ("1996 Form 10-K")

             10.1    Credit Agreement dated as of October 24, 1997 (the "Credit
                     Agreement") among Company, General Electric Capital
                     Corporation ("GECC"), in its capacity as a "Lender", and the other financial institutions which may from time to time become parties to the Credit Agreement (GECC, in such capacity, and such other financial institutions being sometimes hereinafter referred to collectively as the "Lenders" and individually as a "Lender"), and GECC, in its separate capacity as agent for the Lenders (the "Agent") with Exhibits and Annexes attached, incorporated by reference to
                     Exhibit 10.1 to the Company's Form 8K dated October 24, 1997.

             10.1.1  Amendment, Waiver and Consent to Credit Agreement dated as of March 4,
                     1998 among Company, General Electric Capital Corporation ("GECC"),
                     in its capacity as a "Lender", and the other financial institutions which may from time to time become parties to the Credit Agreement (GECC, in such capacity, and such other financial institutions being sometimes hereinafter referred to collectively as the "Lenders" and individually as a "Lender"), and GECC, in its separate capacity as agent for the
                     Lenders, incorporated by reference to Exhibit 10.73 to the Company's
                     Form 8-K dated March 4, 1998.

             10.1.2  Conformed Copy Incorporating Amendment and Waiver dated as of March 4,
                     1998, of Credit Agreement dated as of October 24, 1997 (the "Credit
                     Agreement") among Company, General Electric Capital Corporation ("GECC"),
                     in its capacity as a "Lender", and the other financial institutions which may from time to time become parties to the Credit Agreement (GECC, in such capacity, and such other financial institutions being sometimes hereinafter referred to collectively as the "Lenders" and individually as a "Lender"), and GECC, in its separate capacity as agent for the Lenders, incorporated by reference to Exhibit 10.74 to the Company's Form 8-K dated March 4, 1998.

            10.1.3   Amendment No. 2 and Waiver No. 2 to Credit Agreement dated as of April 8,
                     1998 by and among Company, General Electric Capital Corporation ("GECC"), in
                     its capacity as a "Lender", and the other financial institutions which may from time to time become parties to the Credit Agreement (GECC, in such capacity, and such other financial institutions being sometimes hereinafter referred to collectively as the "Lenders" and individually as a
                     "Lender"), and GECC, in its separate capacity as agent for the Lenders.


             10.2    Security Agreement dated as of October 24, 1997 executed by
                     Company in favor of the Agent and the Lenders (Credit
                     Agreement), incorporated by reference to Exhibit 10.41 to the Company's Form 8K dated October 24, 1997.


             10.3    Security Agreement dated as of October 24, 1997 executed by
                     Tessco Group, Inc. ("Tessco"), in favor of the Agent and the
                     Lenders (Credit Agreement), incorporated by reference to
                     Exhibit 10.42 to the Company's Form 8K dated October 24, 1997.


             10.4    Guaranty dated as of October 24, 1997 executed by Tessco in favor of Agent and the Lenders (Credit Agreement), incorporated by reference to Exhibit 10.43 to the Company's Form 8K dated
                     October 24, 1997.


             10.5    Pledge Agreement dated as of October 24, 1997 executed by
                     Company in favor of the Agent and the Lenders (Credit
                     Agreement), incorporated by reference to
                     Exhibit 10.44 to the Company's Form 8K dated October 24, 1997.


             10.6    Pledge Agreement dated as of October 24, 1997 executed by Craig S.
                     Camalo in favor of the Agent and the Lenders (Credit Agreement), incorporated by reference to Exhibit 10.45 to the Company's Form 8K dated October 24, 1997.

             10.7    Patent Security Agreement dated October 24, 1997 executed by
                     Company in favor of the Agent and the Lenders (Credit
                     Agreement), incorporated by reference to Exhibit 10.46 to the Company's Form 8K dated October 24, 1997.


             10.8    Contribution Indemnification and Subordination Agreement dated
                     October 24, 1997 among the Credit Parties (Credit Agreement), incorporated by reference to Exhibit 10.47 to the Company's
                     Form 8K dated October 24, 1997.

             10.9    Litigation L/C and Term Loan C Agreement (the "Litigation
                     Agreement") dated as of October 24, 1997 among Company, Agent and other financial institutions which may from time to time become parties to the Litigation Agreement as Term Lenders, incorporated by reference to Exhibit 10.48 to the Company's
                     Form 8K dated October 24, 1997.

             10.10   Security Agreement dated October 2, 1997 executed by the
                     Company in favor of the Agent and the Term Lenders (Litigation
                     Agreement), incorporated by reference to Exhibit 10.49 to the
                     Company's Form 8K dated October 24, 1997.


             10.11 Security Agreement dated October 24, 1997 executed by Tessco in favor of the Agent and the Term Lenders (Litigation
                    Agreement), incorporated by reference to Exhibit 10.50 to the Company's Form 8K dated October 24, 1997.


             10.12  Guaranty dated as of October 24, 1997 executed by Tessco in favor of the Agent and the Term Lenders (Litigation Agreement),
                    incorporated by reference to Exhibit 10.51 to the Company's
                    Form 8K dated October 24, 1997.

             10.13  Pledge Agreement dated as of October 24, 1997 executed by
                    Company in favor of the Agent and the Term Lenders (Litigation
                    Agreement), incorporated by reference to Exhibit 10.52 to the Company's Form 8K dated October 24, 1997.


             10.14  Pledge Agreement dated as of October 24, 1997 executed by
                    Craig S. Camalo in favor of the Agent and the Terms Lenders
                    (Litigation Agreement), incorporated by reference to
                    Exhibit 10.53 to the Company's Form 8K dated October 24, 1997.


             10.15 Patent Security Agreement dated as of October 24, 1997 executed by Company in favor of the Agent and the Term Lenders
                    (Litigation Agreement), incorporated by reference to
                    Exhibit 10.54 to the Company's Form 8K dated October 24, 1997.


             10.16 Warrant Purchase Agreement dated as of October 24, 1997 executed by GECC and Company, incorporated by reference to
                    Exhibit 10.55 to the Company's Form 8K dated October 24, 1997.


             10.17 Warrant to Purchase Common Stock of Company issued to GECC and executed by Company, incorporated by reference to
                    Exhibit 10.56 to the Company's Form 8K dated October 24, 1997.


             10.18  Unit Purchase Agreement dated as of October 27, 1997 among
                    Company, Pegasus Partners, L.P. ("PP"), Pegasus Related
                    Partners, L.P. ("PRP"), incorporated by reference to
                    Exhibit 10.57 to the Company's Form 8K dated October 24, 1997.


             10.19 Letter granting PP and PRP the right to purchase accelerated obligations executed by GECC and acknowledged by Company, incorporated by reference to Exhibit 10.58 to the Company's
                    Form 8K dated October 24, 1997.

             10.20 Registration Rights Agreement dated as of October 27, 1997 among Company, PP, PRP and GECC, incorporated by reference to
                    Exhibit 10.59 to the Company's Form 8K dated October 24, 1997.


             10.21 Form of Attached Warrant to purchase Common Stock of Company, incorporated by reference to Exhibit 10.60 to the Company's
                    Form 8K dated October 24, 1997.

             10.22 Form of Shortfall Warrant to purchase Common Stock of Company, incorporated by reference to Exhibit 10.61 to the Company's
                    Form 8K dated October 24, 1997.

             10.23  Form of Litigation Warrant to purchase Common Stock of
                    Company, incorporated by reference to Exhibit 10.62 to the Company's Form 8K dated October 24, 1997.


             10.24 Limited Supplemental Guaranty dated as of October 24, 1997 by and among PP, PRP and GECC, incorporated by reference to
                    Exhibit 10.64 to the Company's Form 8K dated October 24, 1997.


             10.25 Limited Litigation Guaranty dated as of October 24, 1997 by and among PP, PRP and GECC, incorporated by reference to
                    Exhibit 10.65 to the Company's Form 8K dated October 24, 1997.


             10.26  Company's 1997 Stock Option Plan, incorporated by reference to
                    Exhibit 10.66 to the Company's Form 8K dated October 24, 1997.


             10.27  Letter Agreement dated as of October 27, 1997 among Robyn L.
                    Mueller Trust, the Kenneth M. Mueller Charitable Remainder
                    Unitrust, Mr. Rand Mueller, PP, PRP and Company, incorporated by reference to Exhibit 10.67 to the Company's Form 8K dated October
                    24, 1997.


             10.28  Employment Agreement with Rand W. Mueller, as amended, incorporated by reference to Exhibit 10.4 to the Company's
                    Registration Statement on Form S-1, as amended,
                    registration No. 33-31356 ("Form S-1"), and as further
                    amended by Amendment No. 2 to Employment Agreement
                    incorporated by reference to Exhibit 10.2 to the
                    Company's Form 10-Q for the quarter ended September 30,
                    1992 ("September 1992 10-Q"); and as further amended by
                    Amendment No. 4 to Employment Agreement dated May 20, 1997 and
                    Amendment No. 5 to Employment Agreement dated May 29, 1997, each incorporated by reference to Exhibit 10.68 to the Company's
                    Form 8-K dated October 24, 1997.

             10.29  Employment Agreement dated May 20, 1997 between Company and
                    Craig S. Camalo, incorporated by reference to Exhibit 10.69 to the Company's Form 8K dated October 24, 1997.


             10.30  Employment Agreement dated May 20, 1997 between Company and
                    Peter Stouffer, incorporated by reference to Exhibit 10.70 to the Company's Form 8K dated October 24, 1997.


             10.31  Employment Agreement dated May 20, 1997 between Company and
                    Michael Schroeder, incorporated by reference to Exhibit 10.71 to the Company's Form 8K dated October 24, 1997.


             10.32  Letter Agreement dated October 1, 1997 between Company and
                    Kenneth M. Mueller, incorporated by reference to
                    Exhibit 10.72 to the Company's Form 8K dated October 24, 1997.

             10.33    1987 Stock Option Plan, incorporated by reference to
                      Exhibit 10.3 to Form S-18, and amendment thereto, incorporated by reference to Exhibit 10.3 to 1990 Form 10-K.

             10.34 Indemnification Agreement with Rand W. Mueller, incorporated by reference to Exhibit 10.4 to Form S-18.

                      The Company has entered into the same form of agreement with the following directors and executive officers as of the dates indicated:



                     Description
                     -----------

                     Marshall J. Mueller                May 29, 1987
                     Kenneth M. Mueller                 May 29, 1987
                     William S. Pickett                 May 29, 1987
                     Alan H. Foster                     May 17, 1988
                     Peter J. Stouffer                  March 22, 1991
                     Jack D. Rutherford                 May 21, 1991
                     Michael P. Schroeder               March 24, 1995
                     Craig S. Camalo                    April 15, 1996

             10.35 Mortgage Agreement with Rand W. Mueller, incorporated by reference to Exhibit 10.8 to 1992 Form 10-K.


             10.36 Lease of real property at 950 E. Whitcomb, Madison Heights, Michigan, incorporated by reference to Exhibit
                      10.10 to 1992 Form 10-K.

             10.37 Lease of real property at 300 Industrial Avenue, Georgetown, Texas, incorporated by reference to Exhibit
                      10.11 to the Company's Form 10-K for the year ended December 31, 1991 ("1991 Form 10-K").

             10.38 General Motors Corporation contract, incorporated by reference to Exhibit 10.19 to Form S-1.

             10.39 Ford Motor Corporation contract, incorporated by reference to Exhibit 10.20 to Form S-1.

             10.40 Chrysler Corporation contract, incorporated by reference to Exhibit 10.21 to Form S-1.

             10.41 Purchase Agreement with Mitsubishi Motor Sales of America, Inc., incorporated by reference to Exhibit 10.22 to 1992 Form 10-K.

             10.42 Development Agreement by and between the City of Georgetown, Texas and Tessco Group, Inc. concerning redevelopment of real property at 300 Industrial Avenue, Georgetown, Texas, incorporated by reference to Exhibit
                      10.23 to 1991 Form 10-K.

             11. Statement regarding Computation of Basic and Diluted Per Share Earnings.

             21       List of Subsidiaries.

             27       Financial Data Schedule.