Form 10-K405/A
period 1997-12-31
CODE ALARM INC
filed 1998-05-06
CIK 821509

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                 FORM 10-K/A




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


     There can be no assurance that the Company will prevail in these suits or of the amount of damages to which the Company may be subject if it does not prevail.

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

April 15, 1998

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

                       INDEPENDENT AUDITOR'S REPORT ON
                         FINANCIAL STATEMENT SCHEDULE

Code-Alarm Inc.


        We have audited the consolidated financial statements of Code-Alarm Inc. and subsidiaries as of December 31, 1997 and 1996 and for each of the three years in period ended December 31, 1997 and have issued our report thereon dated April 15, 1998; such financial statements and report are included in this Annual Report on Form 10-K. Our audits included the Financial Statement Schedule of Code-Alarm, Inc. and subsidiaries for each of the three years in period ended December 31, 1997 listed in Item 14. This Financial Statement Schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Financial Statement Schedule based on our audits. In our opinion, such Financial Statement Schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for each of the three years in period ended December 31, 1997.





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

                                   CODE-ALARM, INC.



                                   By: /s/ Craig S. Camalo
                                       --------------------
                                       Craig S. Camalo, Vice President
                                       of Finance and Chief Financial Officer


Date: May 6, 1998