Form 10-Q
period 1998-03-31
CODE ALARM INC
filed 1998-05-15
CIK 821509

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934.

    For the quarterly period ended March 31, 1998.

                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the transition period from               to              .
                                   -------------    -------------

                      Commission File Number:   016441
                                             ------------

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

     The number of shares outstanding of the registrants common stock, without par value, as of May 14, 1998 is 2,320,861.

                                    INDEX


                                                                        Page No.
                                                                        --------
Part I. - Financial Information

          Consolidated Condensed Balance Sheets -
            As of March 31, 1998 (Unaudited) and December 31, 1997           3


          Consolidated Condensed Statements of Operations (Unaudited) -
            Three months ended March 31, 1998 and 1997                       4

          Consolidated Condensed Statements of Cash Flows (Unaudited) -
            Three months ended March 31, 1998 and 1997                       5


          Notes to Consolidated Condensed Financial Statements               6

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              7


Part II.  -  Other Information                                               9

                       PART 1 - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                              CODE-ALARM, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                               (IN THOUSANDS)

                                                                                      March 31,
                                                                                        1998             December 31,
ASSETS                                                                               (Unaudited)             1997
------                                                                             ---------------     ----------------
Cash and  cash equivalents                                                         $           40      $           36
Accounts receivable, less allowance for doubtful accounts
   (December 31, 1997 and March 31, 1998, $1,073 and $1,493, respectively)                  7,595               5,615
Inventories                                                                                 3,661               4,291
Refundable income taxes                                                                       950                 950
Other                                                                                         456                 503
                                                                                   --------------      --------------
             Total current assets                                                          12,702              11,395

Property and equipment, net of accumulated depreciation                                     2,422               2,444
Excess of cost over net assets acquired, net                                                  313                 320
Other intangibles, net                                                                        367                 424
Other                                                                                       1,427               1,479
                                                                                   --------------      --------------
             Total assets                                                          $       17,231      $       16,062
                                                                                   ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current portion of long-term debt                                                  $          797      $          797
Accounts payable                                                                            5,934               5,545
Accrued expenses                                                                            2,752               2,040
                                                                                   --------------      --------------
             Total current liabilities                                                      9,483               8,382

Long-term debt                                                                              6,052               6,574
Reserve for litigation                                                                     10,000              10,000
                                                                                   --------------      --------------
             Total liabilities                                                             25,535              24,956

Redeemable preferred stock                                                                  7,000               7,000

Shareholders' equity (deficit):
   Common stock                                                                            12,213              12,213
   Additional paid in capital                                                               4,179               4,179
   (Accumulated deficit)                                                                  (31,696)            (32,286)
                                                                                   --------------      --------------
             Total shareholders' equity (deficit)                                         (15,304)            (15,894)
                                                                                   --------------      --------------
             Total liabilities and shareholders' equity (deficit)                  $       17,231      $       16,062
                                                                                   ==============      ==============

See accompanying notes to consolidated condensed financial statements.

                              CODE-ALARM, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                  (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                           Three Months Ended March 31
                                                                        ---------------------------------
                                                                              1998                1997
                                                                        -------------       -------------
Net sales                                                                $   13,826          $   15,775
Cost of sales                                                                 8,816               9,743
                                                                        -------------       -------------

Gross profit                                                                  5,010               6,032

Operating expenses:
   Sales and marketing                                                        1,836               2,244
   Engineering                                                                  396                 426
   General and administrative                                                 1,496               2,532
   Impairment of goodwill                                                                           373
                                                                        -------------       -------------
                                                                              3,728               5,575
                                                                        -------------       -------------

Income from operations                                                        1,282                 457
Other expense:
   Interest expense                                                             438                 336
   Other - net                                                                   79                   8
                                                                        -------------       -------------
                                                                                517                 344
                                                                        -------------       -------------

Income before income taxes                                                      765                 113
Income taxes
                                                                        -------------       -------------

Net income                                                                      765                 113
Preferred stock dividends                                                       175
                                                                        -------------       -------------
Net income applicable to common stock                                    $      590          $      113
                                                                        =============       =============
Basic earnings per share                                                 $     0.25          $     0.05
                                                                        =============       =============
Weighted average common shares outstanding                                    2,321               2,321
                                                                        =============       =============
Diluted earnings per share                                               $     0.17          $     0.05
                                                                        =============       =============
Weighted average common and dilutive shares outstanding                       3,492               2,321
                                                                        =============       =============

See accompanying notes to consolidated condensed financial statements.

                                CODE-ALARM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                        Three Months Ended March 31
                                                                   --------------------------------------
                                                                           1998               1997
                                                                      --------------     -------------
Cash flows from operating activities                                    $     777         $      845

Cash flows from investing activities:
        Capital expenditures                                                  (251)             (105)

Cash flows from financing activities:
        Reduction of long-term debt                                           (476)             (440)
        Net paydowns on the line of credit                                     (46)             (180)
                                                                      --------------     -------------

Net increase in cash and cash equivalents                                        4               120

Cash and cash equivalents, beginning of period                                  36                45
                                                                      --------------     -------------

Cash and cash equivalents, end of period                               $        40        $      165
                                                                      ==============     =============


Supplemental disclosures of cash flow information:
        Cash paid during the three month period for:
                Interest                                               $       256        $       76
                                                                      ==============     =============
                Income taxes                                                              $       25
                                                                      ==============     =============


See accompanying notes to consolidated condensed financial statements.

                               CODE-ALARM, INC
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The consolidated condensed interim financial statements reflect all adjustments which in the opinion of management are necessary to fairly state results for the interim periods presented. All adjustments are of a normal and recurring nature, except for the impairment of goodwill of $373,000 in the first quarter of 1997 relating to the European divestiture. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year.

     The Company is involved in various matters of litigation, including those more fully described in "Legal Proceedings" in Part II of this Form 10Q. Any substantial damage amount awarded against the Company in these suits may have a material adverse impact on the Company's financial condition and results of operations.

     On January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income". During the periods presented, the Company had no elements of comprehensive income. Accordingly, a Statement of Comprehensive Income has not been provided as comprehensive income equals net income for all periods presented.

2. The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3.   Inventories consist of the following:



                               March 31, 1998
                               (Unaudited)      December 31, 1997
                               -----------         -------
              Raw materials        $ 3,191         $ 3,425
              Work in process          385             680
              Finished goods            85             186
                                  --------         -------
                                   $ 3,661         $ 4,291
                                  ========         =======



4. On March 5, 1998, the Company posted a bond with the Court in the amount of $9.34 million to permit an appeal of a judgment against the Company rendered February 3, 1998. The bond is secured by an irrevocable letter of credit provided by the Company's senior lender, General Electric Capital Corporation ("GECC"), guaranteed by the holders of the Company's
     Series A-1 Preferred Stock.   The amount of the judgment will be increased
     to cover additional interest and certain attorney fees and costs. The Company anticipates GECC will be asked to issue an additional letter of credit, which the holders of its Series A-1 Preferred Stock will guarantee, up to an amount not to exceed $12 million in the aggregate for the original and the additional letters of credit.

5. The Company issued on March 5, 1998, to the holders of its Series A-1 Preferred Stock, warrants to acquire 6,230,216 shares of the Company's Common Stock, in return for the letter of credit guarantee noted above in Note 4. The warrants have an exercise price of approximately $.49 per share and expire in seven years. The closing share price of the Company's stock on March 5, 1998 was $1.44 per share.

     The Company is currently determining the potential financial impact of the guarantee on its financial statements, and as of March 31, 1998, no amount has been recorded with respect to this guarantee. Any amount required to be recorded may have an impact on future earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



Results of Operations

    The Company's consolidated net sales decreased $1.9 million, or 12.4%, to $13.8 million for the three months ended March 31, 1998, as compared to $15.8 million for the three months ended March 31, 1997. Net sales for the period ended March 31, 1997, included sales of $2.5 million from discontinued European operations. Sales from U.S. operations increased almost 4% during the three month period ended March 31, 1998 versus the prior year period, due to the continuing strength in sales to original equipment manufacturers ("OEM"), which increased 12.4%, and direct sales to international dealers, which increased 28.4%. Domestic retail aftermarket sales were down 20% from the prior year, while expediter sales remained largely unchanged.

    For the three months ended March 31, 1998, consolidated gross profit percentage was 36.2% as compared to 38.2% for the comparable three month period ended March 31, 1997. The gross profit for the quarter ended March 31, 1998, was adversely affected by the transition of our consolidation of U.S. operations, and the impact it had on our production processes.
    The transition should be completed by the end of this second quarter.

    Consolidated operating expenses for the first three months of 1998 decreased $1.8 million, or 33.1%, to $3.7 million as compared to $5.6 million for the first three months of 1997. This decrease was primarily due to the European divestiture and cost savings from the consolidation of U.S. operations.

    As a result of the foregoing, the Company's consolidated operating income for the three months ended March 31, 1998, was $1.3 million, or 9.3% of sales, as compared to $457,000 or 2.9% of sales, for the comparable period in 1997.

    Interest expense was up 30.4% for the three months ended March 31, 1998, as compared to the three month period ended March 31, 1997. The increase was primarily due to the cost associated with the senior debt refinancing in October 1997. Other expense for 1998 included income from a settlement in a patent infringement claim of $1 million, which was offset by expenses incurred in defending the patent.

    The Company has not recorded any income tax expense for the three month periods ended March 31, 1998 and 1997, due to deferred tax benefits generated from prior year operating loss carryforwards.

    As a result of the foregoing, the Company reported net income before preferred stock dividends for the three months ended March 31, 1998, of $765,000, compared to net income of $113,000 for the three months ended March 31, 1997. Net income after preferred stock dividends was $590,000, or $.25 basic earnings per share, versus $113,000, or $.05 basic earnings per share. Diluted earnings per share was $.17 versus $.05.


Liquidity and Capital Resources

    The Company's consolidated working capital at March 31, 1998 was $3.2 million as compared to $3 million at December 31, 1997. The current ratio (current assets divided by current liabilities) as of March 31, 1998, is
    1.34 to 1 compared to 1.36 to 1 at December 31, 1997.

    Net cash provided from operating activities for the three months ended March 31, 1998, was $777,000, which was used to finance capital expenditures of $251,000, and to reduce long-term indebtedness.

    The Company amended and restated its credit agreement with GECC as of March 4, 1998, and further amended the agreement as of April 8, 1998, in order to allow the Company the right to utilize the letter of credit facility for the Detroit Litigation judgment, both initial judgment and for any additional judgment amount, to waive certain defaults (including those that existed at December 31, 1997), to correct certain disclosures and to modify certain provisions. The credit agreement was amended subsequently on April 20, 1998 to provide for the adoption of a certain stock option plan, to correct certain disclosures and to modify certain provisions.

    On March 5, 1998, the Company posted a bond in the amount of $9,341,031, in the Detroit Litigation to permit an appeal of the judgment rendered on February 3, 1998. The bond is secured by an irrevocable letter of credit provided by GECC, guaranteed by the holders of the Company's Series A-1 Preferred Stock. The amount of the judgment will be increased to cover additional interest and certain attorney fees and costs. When that occurs, the Company anticipates that GECC will be asked to issue an additional letter of credit, which the holders of its Series A-1 Preferred Stock will guarantee, up to an amount not to exceed $12 million in the aggregate for the original and the additional letters of credit, in exchange for the issuance by the Company of additional warrants to purchase common stock.

    As of May 13, 1998, $6.2 million of the $12 million revolving credit facility was outstanding. Under this revolving line of credit, $5.5 million was borrowed at LIBOR based interest rate.

                                   PART II
                              OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.


        Code-Alarm, Inc. v. Directed Electronics Inc., Case No. 87-CV-74022-DT, United States District Court, Eastern District of Michigan. Directed Electronics Inc. ("Directed") asserted patent infringement claims against two of the Company's shock sensor designs. On July 23, 1997, the Court entered a Judgment on liability against the Company that these two designs infringe Directed's U.S. Patent No. 4,585,569 (the "'569 Patent"). The Company no longer manufactures these designs. On February 3, 1998, following the trial of damages and willfulness relating to these two designs, final judgment was entered in favor of Directed against the Company in the amount of $10,651,443, plus daily prejudgment interest of $1,993 from January 20, 1998, until February 2, 1998. On March 5, 1998, the Court approved a Bond For Stay of Execution Pending Disposition of Rule 59 Motions and Appeal in the amount of $9,341,031, which the Company posted with the Court. On March 9, 1998, the court issued its Memorandum Opinion, which granted, in part, the Company's Motion to Amend or Alter the Judgment. A final amended judgment of $9,334,946, including prejudgment interest, was entered against the Company on March 23, 1998. The Court also granted Directed Electronics its attorneys fees and costs relating to a portion of the case. The amount of attorneys fees and costs will be decided at a later date. At some future time, an increase in the amount of the bond may be required to cover additional interest and attorney's fees and costs. The Company filed a notice of appeal to the United States Court of Appeals for the Federal Circuit on April 22, 1998, and Directed filed a notice of cross-appeal on May 4, 1998. The Company also filed a motion to stay the appeals pending re-examination of the '569 Patent by the United States Patent and Trademark Office, which motion is pending.

        Directed Electronics, Inc. v. Code-Alarm, Case No. 95-0513 BTM (CGA), is a declaratory judgment suit filed by Directed on April 18, 1995, in the United States District Court for the Southern District of California seeking a declaration that Directed's products do not infringe United States Patent Number 4,740,775 (the "'775 Patent") and/or that the '775 Patent is invalid and/or unenforceable. The Company counterclaimed seeking damages arising from Directed and its President Darrel Issa's infringement of the '775 Patent and denied the invalidity and non-infringement/unenforceability allegations. Consolidated with this action were claims for infringement of the '775 patent and acts of unfair competition brought by the Company against Directed Electronics, Inc. and Darrell Issa in the case of Code Alarm, Inc. v. Directed Electronics, Inc., Darrell Issa, and A Class Tint and Alarms filed July 26, 1995 in the United States District court for the Western District of Texas and given case number A95CV437JN. The trial in this case ended on April 9, 1998, with a judgment that Directed did not infringe the '775 Patent. The Company is filing post-judgment motions. Any appeal will not be filed until after the post-judgment motions are decided.

        Tadiran Electronic Industries, Inc. v. Code-Alarm, Inc., Civil Action No. 96-CIV-05591 was filed on July 25, 1996, in the United States District Court for the Southern District of New York claiming damages of approximately $500,000 from an alleged breach of contract by the Company. The Company filed a counterclaim alleging breach of the same contract by Tadiran. In April 1998, the Company and Tadiran settled the case, and the Company will pay $120,000 to Tadiran in monthly installments of various amounts through September 1998.

        Estate of Randal Vaughn Emmert, et al v. Aetna Life Insurance and Annuity Company and Code-Alarm, Inc., Case No. 98CI-05064, was filed on April
3, 1998, in the Texas District Court, 224th Judicial District, Bexar County, Texas, alleging damages of $120,000, plus interest, attorney fees, exemplary damages and treble damages, resulting from life insurance coverage claims that include breach of warranty, breach of contract, negligence, misrepresentation, and breaches of the Texas Insurance Code and the Texas Consumer Protection Act. The Company has filed an answer and a petition to remove the case to the United States District Court for the Western District of Texas, San Antonio Division, case number SA98-CA0413HG. The Company intends to vigorously defend this case. There can be no assurance that the Company will prevail in this case or of the amount of damages to which the Company may be subject if it does not prevail.

        No other reportable changes have taken place in regard to the legal proceedings disclosed in the registrant's report on Form 10-K for the fiscal year ended December 31, 1997.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

   (a)     Exhibits



Exhibit
Number          Description

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

    10.1.3 Amendment No. 2 and Waiver No. 2 to Credit Agreement dated as of April 8, 1998 by and among Company, General Electric Capital Corporation ("GECC"), in its capacity as a "Lender", and the other financial institutions which may from time to time become parties to the Credit Agreement (GECC, in such capacity, and such other financial institutions being sometimes hereinafter referred to collectively as the "Lenders" and individually as a "Lender"), and GECC, in its separate capacity as agent for the Lenders, incorporated by reference to Exhibit 10.1.3 to the Company's Form 10-K dated April 15, 1998.

    11     Statement regarding Computation of Per Share Earnings.


    27     Financial Data Schedule.


(b) During the quarter ended March 31, 1998, the Company filed a Current Report on Form 8-K dated February 3, 1998, containing Item 5 disclosures. Also, during the quarter ended March 31, 1998, the Company filed a Current Report on Form 8-K dated March 4, 1998, containing Items 1, 5, and 7 disclosures.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CODE-ALARM, INC.
                                        ----------------------
                                        (Registrant)

Date:  May 15, 1998                     /s/  Rand W. Mueller
       ------------                     ----------------------
                                        Rand W. Mueller
                                        President


Date:  May 15, 1998                     /s/    Craig S. Camalo
       ------------                     ----------------------
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

10.1.3 Amendment No. 2 and Waiver No. 2 to Credit Agreement dated as of April 8, 1998 by and among Company, General Electric Capital Corporation ("GECC"), in its capacity as a "Lender", and the other financial institutions which may from time to time become parties to the Credit Agreement (GECC, in such capacity, and such other financial institutions being sometimes hereinafter referred to collectively as the "Lenders" and individually as a "Lender"), and GECC, in its separate capacity as agent for the Lenders, incorporated by reference to Exhibit 10.1.3 to the Company's Form 10-K dated April 15, 1998.

11       Statement regarding Computation of Per Share Earnings.

27       Financial Data Schedule.