Form 10-Q
period 1998-06-30
CODE ALARM INC
filed 1998-08-14
CIK 821509

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 1998.
                                        -------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from _______________ to ___________________.

                         Commission File Number: 016441

                               CODE - ALARM, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    MICHIGAN
                         -------------------------------
                         (State or other jurisdiction of
                         incorporation or organization)


                                   38-2334698
                               -------------------
                                (I.R.S. Employer
                               Identification No.)

      950 EAST WHITCOMB, MADISON HEIGHTS, MICHIGAN                48071
      --------------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)

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

         The number of shares outstanding of the registrants common stock, without par value, as of August 14, 1998 is 2,320,861.

                                      INDEX


                                                                                        Page No.
                                                                                        --------
Part I. - Financial Information

         Consolidated Condensed Balance Sheets -
              As of June 30, 1998 (Unaudited) and December 31, 1997                        3

         Consolidated Condensed Statements of Operations (Unaudited) -
              Three months ended June 30, 1998 and 1997, and six months                    4
             ended June 30, 1998 and 1997

         Consolidated Condensed Statements of Cash Flows (Unaudited) -
               Six months ended June 30, 1998 and 1997                                     5

         Notes to Consolidated Condensed Financial Statements
                                                                                           6

         Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          7

Part II.  -  Other Information
                                                                                           9

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                                CODE-ALARM, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                          June 30,
                                                                                            1998       December 31,
 ASSETS                                                                                 (Unaudited)         1997
                                                                                       -------------   ------------
Cash and  cash equivalents                                                              $     52         $     36
Accounts receivable, less allowance for doubtful accounts
      (June 30, 1998 and December 31, 1997, of $1,514 and $1,073, respectively)            5,957            5,615
Inventories                                                                                4,417            4,291
Refundable income taxes                                                                      950              950
Other                                                                                        580              503
                                                                                        --------         --------
              Total current assets                                                        11,956           11,395

Property and equipment, net of accumulated depreciation                                    2,396            2,444
Excess of cost over net assets acquired, net                                                 307              320
Other intangibles, net                                                                       218              424
Other                                                                                      1,338            1,479
                                                                                        --------         --------
              Total assets                                                              $ 16,215         $ 16,062
                                                                                        ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                                        $  5,217         $  5,545
Accrued expenses                                                                           2,169            2,040
Current portion of long-term debt                                                          1,731              797
                                                                                        --------         --------
              Total current liabilities                                                    9,117            8,382

Long-term debt                                                                            16,881            6,574
Reserve for litigation                                                                                     10,000
                                                                                        --------         --------
              Total liabilities                                                           25,998           24,956

Redeemable preferred stock                                                                 7,000            7,000

Shareholders' equity (deficit):
      Common stock                                                                        12,213           12,213
      Additional paid in capital                                                           4,179            4,179
      (Accumulated deficit)                                                              (33,175)         (32,286)
                                                                                        --------         --------
              Total shareholders' equity (deficit)                                       (16,783)         (15,894)
                                                                                        --------         --------
              Total liabilities and shareholders' equity (deficit)                      $ 16,215         $ 16,062
                                                                                        ========         ========


See accompanying notes to consolidated condensed financial statements.

                                CODE-ALARM, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                  Three Months Ended June 30          Six Months Ended June 30
                                                 -----------------------------      -----------------------------
                                                     1998            1997               1998            1997
                                                 -------------   -------------      -------------   -------------
Net sales                                           $ 10,581         $ 12,639        $ 24,407         $ 28,414
Cost of sales                                          7,109            7,820          15,925           17,563
                                                    --------         --------        --------         --------

Gross profit                                           3,472            4,819           8,482           10,851

Operating expenses:
      Sales and marketing                              1,640            1,757           3,476            4,001
      Engineering                                        422              420             818              846
      General and administrative                       1,219            1,371           2,715            3,791
      Impairment of goodwill                                                                               373
                                                    --------         --------        --------         --------
                                                       3,281            3,548           7,009            9,011
                                                    --------         --------        --------         --------

Income from operations                                   191            1,271           1,473            1,840
Other expense:
      Interest expense                                   475              376             913              712
      Other - net                                      1,020              609           1,099              729
                                                    --------         --------        --------         --------
                                                       1,495              985           2,012            1,441
                                                    --------         --------        --------         --------

Income (loss) before income taxes                     (1,304)             286            (539)             399
Income taxes
                                                    --------         --------        --------         --------

Net income (loss)                                     (1,304)             286            (539)             399
Preferred stock dividends                                175                              350
                                                    --------         --------        --------         --------
Net income (loss) applicable to common stock        $ (1,479)        $    286        $   (889)        $    399
                                                    ========         ========        ========         ========
Basic earnings (loss) per share                     $  (0.64)        $   0.12        $  (0.38)        $   0.17
                                                    ========         ========        ========         ========
Weighted average common
      shares outstanding                               2,321            2,321           2,321            2,321
                                                    ========         ========        ========         ========
Diluted earnings (loss) per share                   $  (0.64)        $   0.12        $  (0.38)        $   0.17
                                                    ========         ========        ========         ========
Weighted average common and dilutive
      shares outstanding                               2,321            2,321           2,321            2,321
                                                    ========         ========        ========         ========



See accompanying notes to consolidated condensed financial statements.

                                CODE-ALARM, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                        Six Months Ended June 30
                                                                                -------------------------------------
                                                                                     1998                  1997
                                                                                ----------------     ----------------
Cash flows from operating activities (Note 4)                                      $(10,448)              $ (5,063)

Cash flows from investing activities:
     Capital expenditures                                                              (449)                  (155)

Cash flows from financing activities:
     Issuance of term note                                                           10,000
     Payments on term notes and capitalized lease obligations                          (706)                  (136)
     Net advances (paydowns) on revolving line of credit                              1,947                  5,479
     Preferred stock dividends paid                                                    (328)
                                                                                   --------               --------

Net increase in cash and cash equivalents                                                16                    125

Cash and cash equivalents, beginning of period                                           36                     45
                                                                                   --------               --------

Cash and cash equivalents, end of period                                           $     52               $    170
                                                                                   ========               ========


Supplemental disclosures of cash flow information:

Cash paid during the six month period for:
          Interest                                                                 $    467               $  1,200
                                                                                   ========               ========
          Income taxes                                                                                    $     25
                                                                                   ========               ========


See accompanying notes to consolidated condensed financial statements.

                                 CODE-ALARM, INC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The consolidated condensed interim financial statements reflect all adjustments which in the opinion of management are necessary to fairly state results for the interim periods presented. All adjustments are of a normal and recurring nature, except for the impairment of goodwill of $373,000 in the first quarter of 1997 relating to the divestiture of the Company's European operations. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year.

     The Company has been involved in various matters of litigation, including those more fully described in "Legal Proceedings" in Part II of this Form 10Q.

     On January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income." During the periods presented, the Company had no elements of comprehensive income. Accordingly, a Statement of Comprehensive Income has not been provided as comprehensive income equals net income for all periods presented.

2. The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3. Inventories consist of the following:


                                    June 30, 1998
                                     (Unaudited)          December 31,  1997
                                     -----------          ------------------
Raw materials                           $3,740                  $3,425
Work in process                            513                     680
Finished goods                             164                     186
                                        ------                  ------
                                        $4,417                  $4,291
                                        ======                  ======


4. In July 1997, the Company was found to infringe upon a patent involving a shock sensing device, and in March 1998 the Court entered a final amended judgment for approximately $9.3 million. The Company recorded a reserve at December 31, 1997, in the amount of $10 million to provide for damages and other costs. On March 5, 1998, the Company posted a bond with the Court in the amount of $9.3 million to permit an appeal of the judgment against the Company. The bond was secured by an irrevocable letter of credit provided by the Company's senior lender and guaranteed by the holders of the Company's Series A-1 Preferred Stock.

     On June 1, 1998, the Company entered into a comprehensive worldwide settlement agreement and mutual release with the prevailing party in the above judgment, whereby each party released any and all pending claims, counterclaims, third-party claims, appeals and cross-appeals against each other in exchange for payment of $10 million by the Company. Payment was made on June 19, 1998, with proceeds from a term loan provided for under the terms of the Company's credit agreement. The payment is reflected in the Consolidated Condensed Financial Statement of Cash Flows for the period ended June 30, 1998 within "Cash flows from operating activities." The holders of Series A-1 Preferred Stock have guaranteed payment of the term loan. In return for the above guarantees, the Company issued to the holders of its Series A-1 Preferred Stock, warrants to acquire 7,026,790 shares of the Company's Common Stock. These warrants have an average exercise price of $.47 per share and expire in 2004.

     The Company is currently determining the potential financial impact of the guarantees on its financial statements, and as of June 30, 1998, no amount has been recorded with respect to these guarantees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

     The Company's consolidated net sales decreased $4.0 million , or 14.1%, to $24.4 million for the six months ended June 30, 1998, as compared to $28.4 million for the six months ended June 30, 1997. Net sales for the period ended June 30, 1997, included sales of $2.5 million from the Company's discontinued European operations. Sales from U.S. operations decreased 5.7% during the six month period ended June 30, 1998 versus the prior year period, as pricing competition affected both the domestic retail aftermarket and expediter sales, and the economic crisis in the Asian markets negatively impacted our direct sales to international dealers. Sales to original equipment manufacturers ("OEM") increased by 3.8% during the six month period ended June 30, 1998, as compared to the same prior year period. Sales for the second quarter ended June 30, 1998, were $10.6 million compared to $12.6 million for the comparable period of 1997, a decrease of 16.3%. In addition to price competition and the weak Asian markets, second quarter sales were further impacted by the recent General Motors strike and weakness in the South American market.

     For the six months ended June 30, 1998, consolidated gross profit percentage was 34.8% as compared to 38.2% for the comparable six month period ended June 30, 1997. The gross profit percentage for the six month period ended June 30, 1998, was negatively affected by higher warranty costs in the second quarter and by the impact the consolidation of the Company's U.S. operations had on the production processes.

     Consolidated operating expenses for the first six months of 1998 decreased $2.0 million, or 22.2%, to $7 million as compared to $9 million for the first six months of 1997. This decrease was primarily due to the discontinued European operations and related costs, and the charge for impairment of goodwill recorded in the first quarter of 1997.

     As a result of the foregoing, the Company's consolidated operating income for six months ended June 30, 1998, was $1.5 million, or 6.0% of sales, as compared to $1.8 million, or 6.5% of sales, for the comparable period in 1997.

     Interest expense was up 28.2% for the six months ended June 30, 1998, as compared to the six month period ended June 30, 1997. The increase was primarily due to the cost associated with the senior debt refinancing in October 1997, and additional borrowings resulting from the $10 million judgment and settlement relating to the patent infringement claim.

     Other expense for 1998 includes a settlement amount of $550,000, and related defense costs, paid to a distributor of the Company's discontinued line of home security equipment, and defense costs relating to the patent infringement claim, offset by $1 million in income received by the Company from the settlement of patent infringement claims.

     The Company has determined that any income tax benefit resulting from current and prior year operating losses is not currently recognizable for the six month period ended June 30, 1998.

     As a result of the foregoing, the Company recorded a net loss before preferred stock dividends for the six months ended June 30, 1998, of $539,000, compared to net income of $399,000 for the six months ended June 30, 1997. Net loss after preferred stock dividends was $889,000, or $.38 basic and diluted loss per share, versus $399,000, or $.17 basic and diluted earning per share.

Liquidity and Capital Resources

     The Company's consolidated working capital at June 30, 1998 was $2.8 million as compared to $3 million at December 31, 1997. The current ratio (current assets divided by current liabilities) as of June 30, 1998, is
     1.31 to 1 compared to 1.36 to 1 at December 31, 1997.

     Cash used in operating activities for the six months ended June 30, 1998, was $10.4 million, which included payment of the $10 million settlement of the patent infringement claim, financed by a term loan provided for under the Company's credit agreement. Additional financing by the Company was used to finance capital expenditures of $449,000, and short term working capital needs.

     The Company amended and restated its credit agreement with its senior lender as of March 4, 1998, and further amended the agreement as of April 8, 1998, in order to allow the Company the right to utilize the letter of credit facility for the Detroit Litigation judgment, both the initial judgment and for any additional judgment amount, the right to draw on the letter of credit and utilize an additional term loan, to waive certain defaults (including those that existed at December 31, 1997), to correct certain disclosures and to modify certain provisions. The credit agreement was amended subsequently to provide for the adoption of a certain stock option plan, to request funding for the settlement, waive certain financial covenant violations and other compliance requirements, to correct certain disclosures and to modify certain provisions.

     On March 5, 1998, the Company posted a bond with the Court in the amount of $9.3 million to permit an appeal of the judgment against the Company. The bond was secured by an irrevocable letter of credit provided by the Company's senior lender and guaranteed by the holders of the Company's Series A-1 Preferred Stock. On June 1, 1998, the Company entered into a comprehensive worldwide settlement agreement and mutual release as it relates to the above judgment in exchange for payment of $10 million by the Company. Payment was made on June 19, 1998, with proceeds from a new term note. Payments on the term loan are to be made quarterly, commencing October 1, 1998, in the amount of $250,000, with interest at prime rate plus 2% or LIBOR plus 3.75%. The holders of Series A-1 Preferred Stock have guaranteed payment of this new term loan. In return for the above guarantees, the Company issued to the holders of its Series A-1 Preferred Stock, warrants to acquire 7,026,790 shares of the Company's Common Stock. These warrants have an average exercise price of $.47 per share and expire in 2004.

     As of August 11, 1998, $7.8 million of the $12 million revolving credit facility was outstanding. Under this revolving line of credit, $7.5 million was borrowed at the LIBOR based interest rate.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.


         The following cases were settled in the following manner: Code-Alarm, Inc. v. Directed Electronics Inc., Case No. 87-CV-74022-DT, United States District Court, Eastern District of Michigan; Code-Alarm, Inc. v. Directed Electronics, Inc., Case No. A-95-CV-437JN, United States District Court, Western District of Texas, Austin Division; Directed Electronics, Inc. v. Code-Alarm, Case No. 95-0513 BTM (CGA), United States District Court for the Southern District of California; Directed Electronics, Inc. v. Code-Alarm, Inc., Rand Mueller and Peter J. Stouffer, Case No. 96-659 BTM (CGA), United States District Court for the Southern District of California; Directed Electronics, Inc. v. TSI Security Acquisition Corp., United States District Court, Southern District of California, Case No. 93-1050 BTM, in which Code-Alarm, by assignment, replaced TSI Security Acquisition Corp. as the defendant and counterclaimant. Code-Alarm, Inc. and Directed Electronics, Inc. ("Directed") entered into a comprehensive worldwide settlement agreement and mutual release dated June 1, 1998, whereby each party released any and all pending claims, counterclaims, third-party claims, appeals and cross-appeals against the other in exchange for payment of $10,000,000 to Directed by Code-Alarm. TSI Security Acquisition Corp. is challenging Code-Alarm's attempt to dismiss Case No. 93-1050 BTM and is seeking to continue that case in the place of Code-Alarm.

         Intercept Security Corporation ("Intercept") v. Code-Alarm, Inc. and Rand Mueller, Civil Action No. 95-40239, United States District Court for the Eastern District of Michigan, Southern Division, was also settled pursuant to a Settlement Agreement and Mutual General Release dated as of May 27, 1998, whereby each party released any and all pending claims against the other in exchange for, among other items, payment to Intercept by Code-Alarm of $550,000 in installments of varying amounts through January 1, 2001, and the issuance by Code-Alarm of a warrant to acquire 100,000 shares of Code-Alarm's Common Stock at an exercise price of $2.3125 per share until January 2, 2001, unless called by Code-Alarm at $5 per share prior to such date.

         No other reportable changes have taken place in regard to the legal proceedings disclosed in the registrant's report on Form 10-K for the fiscal year ended December 31, 1997, or report on Form 10-Q for the quarter ended March 31, 1998, or report on Form 10-Q for the quarter ended June 30, 1998.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its annual meeting on May 19, 1998. The shareholders re-elected Kenneth M. Mueller and Marshall J. Mueller to the board of directors, each receiving at least 1,873,979 votes. Mr. Rand W. Mueller, Mr. Alan H. Foster, Mr. William Pickett, Mr. Jack D. Rutherford, Mr. Richard Cion, Mr. Rodney S. Cohen, and Peter J. Stouffer continue their term as directors of the Company.

         The shareholders ratified an amendment to its Articles of Incorporation that increases the number of authorized shares of common stock to twenty million. There were 1,835,554 votes for and 84,194 against this matter, with 9,048 abstaining.

         The shareholders approved the Code-Alarm, Inc. 1998 Incentive and Non-Qualified Stock Option Plan. This plan allows for the grant of both incentive stock options and options that are non-qualified, the total number of shares of Common Stock for which options may be granted are 300,000. There were 882,740 votes for and 154,176 against this matter, with 5,523 abstaining.

         The shareholders ratified the appointment of Deloitte & Touche LLP as the Company's independant certified public accountants for the year ending December 31, 1998. There were 1,906,700 votes for and 14,073 against this matter, with 8,023 abstaining.

ITEM 5.       OTHER INFORMATION

         On May 21, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities Exchange Act of 1934. The amendment to Rule 14a-4(c) (1) governs the Company's use of its discretionary proxy voting authority with respect to a shareholder proposal which the shareholder has not sought to include in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

         With respect to the Company's 1999 Annual Meeting of Shareholders, if the Company is not provided notice of a shareholder proposal, which the shareholder has not previously sought to include in the Company's proxy statement, by December 29, 1998, the management proxies will be allowed to use their discretionary authority as outlined above.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)           Exhibits

Exhibit
Number                          Description



    10.1.4 Amendment No. 3 and Waiver No. 3 to Credit Agreement and Other Loan Documents dated April 20, 1998, by and among Company, General Electric Capital Corporation ("GECC"), in its capacity as a "Lender", and the other financial institutions which may from time to time become parties to the Credit Agreement (GECC, in such capacity, and such other financial institutions being sometimes hereinafter referred to collectively as the "Lenders" and individually as a "Lender"), and GECC, in its separate capacity as agent for the Lenders.

    10.1.5 Waiver No. 4 to Credit Agreement and Other Loan Documents dated June 12, 1998, by and among Company, General Electric Capital Corporation ("GECC"), in its capacity as a "Lender", and the other financial institutions which may from time to time become parties to the Credit Agreement (GECC, in such capacity, and such other financial institutions being sometimes hereinafter referred to collectively as the "Lenders" and individually as a "Lender") and GECC, in its separate capacity as agent for the Lenders.

    10.1.6 Waiver No. 5 to Credit Agreement dated July 1, 1998, by and among Company, General Electric Capital Corporation ("GECC"), in its capacity as a "Lender" and the other financial institutions which may from time to time become parties to the Credit Agreement (GECC, in such capacity, and such other financial institutions being sometimes hereinafter referred to collectively as the "Lenders" and individually as a "Lender"), and GECC, in its separate capacity as agent for the Lenders.

    11        Statement regarding Computation of Per Share Earnings.

    27        Financial Data Schedule.


(b) During the quarter ended June 30, 1998, the Company filed a Current Report on Form 8-K dated June 1, 1998, containing Item 5 disclosures.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CODE-ALARM, INC.
                                            ----------------
                                              (Registrant)


Date:    August 14, 1998                    /s/ Rand W. Mueller
         ---------------                    ---------------------------
                                            Rand W. Mueller
                                            President


Date:    August 14, 1998                    /s/ Craig S. Camalo
         ---------------                    ---------------------------
                                            Craig S. Camalo
                                            Vice President of Finance
                                            (Chief Financial Officer)
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX





    10.1.4 Amendment No. 3 and Waiver No. 3 to Credit Agreement and Other Loan Documents dated April 20, 1998, by and among Company, General Electric Capital Corporation ("GECC"), in its capacity as a "Lender", and the other financial institutions which may from time to time become parties to the Credit Agreement (GECC, in such capacity, and such other financial institutions being sometimes hereinafter referred to collectively as the "Lenders" and individually as a "Lender"), and GECC, in its separate capacity as agent for the Lenders.

    10.1.5 Waiver No. 4 to Credit Agreement and Other Loan Documents dated June 12, 1998, by and among Company, General Electric Capital Corporation ("GECC"), in its capacity as a "Lender", and the other financial institutions which may from time to time become parties to the Credit Agreement (GECC, in such capacity, and such other financial institutions being sometimes hereinafter referred to collectively as the ""Lenders" and individually as a "Lender") and GECC, in its as agent for the Lenders.

    10.1.6 Waiver No. 5 to Credit Agreement dated July 1, 1998, by and among Company, General Electric Capital Corporation ("GECC"), in its capacity as a "Lender", and the other financial institutions which may from time to time become parties to the Credit Agreement (GECC, in such capacity, and such other financial institutions being sometimes hereinafter referred to collectively as the "Lenders" and individually as a "Lender"), and GECC, in its separate capacity as agent for the Lenders.

    11           Statement regarding Computation of Per Share Earnings.

    27           Financial Data Schedule.