Form 10-Q
period 1998-09-30
CODE ALARM INC
filed 1998-11-17
CIK 821509

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934.

    For the quarterly period ended September 30, 1998.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the transition period from                    to                     .
                                   ------------------    --------------------

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


                                   38-2334698
                                   ----------
                                (I.R.S. Employer
                               Identification No.)

               950 EAST WHITCOMB, MADISON HEIGHTS, MICHIGAN      48071
               -------------------------------------------------------
               (Address of principal executive offices)     (Zip Code)

       (Registrant's telephone number, including area code): 248-583-9620
                                                            -------------

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

         The number of shares outstanding of the registrants common stock, without par value, as of November 13, 1998 is 2,320,861.

                                      INDEX


                                                                                        Page No.
                                                                                        --------
Part I. -  Financial Information

         Consolidated Condensed Balance Sheets-
              As of September 30, 1998 (Unaudited) and December 31, 1997                   3

         Consolidated Condensed Statements of Operations (Unaudited) -
              Three months ended September 30, 1998 and 1997, and nine months              4
              ended September 30, 1998 and 1997

         Consolidated Condensed Statements of Cash Flows (Unaudited) -
              Nine months ended September 30, 1998 and 1997                                5

         Notes to Consolidated Condensed Financial Statements                              6

         Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                          8



Part II. - Other Information                                                              11

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                                CODE-ALARM, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         September 30,
                                                                                             1998               December 31,
ASSETS                                                                                    (Unaudited)               1997
                                                                                     ----------------------  ------------------


Cash and  cash equivalents                                                           $                  67   $              36
Accounts receivable, less allowance for doubtful accounts
    (September 30, 1998 and December 31, 1997, of $1,480 and $1,073, respectively)                   4,619               5,615
Inventories                                                                                          4,054               4,291
Refundable income taxes                                                                                932                 950
Other                                                                                                  285                 503
                                                                                     ----------------------  ------------------
             Total current assets                                                                    9,957              11,395

Property and equipment, net of accumulated depreciation                                              1,845               2,444
Excess of cost over net assets acquired, net                                                           300                 320
Other intangibles, net                                                                                 161                 424
Other                                                                                                1,238               1,479
                                                                                     ----------------------  ------------------
             Total assets                                                            $              13,501   $          16,062
                                                                                     ======================  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                                     $               4,268   $           5,545
Accrued expenses                                                                                     2,340               2,040
Current portion of long-term debt                                                                      159                 797
                                                                                     ----------------------  ------------------
             Total current liabilities                                                               6,767               8,382

Long-term debt                                                                                      18,345               6,574
Reserve for litigation                                                                                                  10,000
                                                                                     ----------------------  ------------------
             Total liabilities                                                                      25,112              24,956

Redeemable preferred stock                                                                           7,000               7,000

Shareholders' equity (deficit):
    Common stock                                                                                    12,213              12,213
    Additional paid in capital                                                                       4,179               4,179
    (Accumulated deficit)                                                                          (35,003)            (32,286)
                                                                                     ----------------------  ------------------
             Total shareholders' equity (deficit)                                                  (18,611)            (15,894)
                                                                                     ----------------------  ------------------
             Total liabilities and shareholders' equity (deficit)                    $              13,501   $          16,062
                                                                                     ======================  ==================


See accompanying notes to consolidated condensed financial statements.

                                CODE-ALARM, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                   Three Months Ended            Nine Months Ended
                                                       September 30                September 30
                                                   -------------------          ------------------
                                                   1998           1997          1998          1997
                                                   ----           ----          ----          ----
Net sales                                        $  8,202      $ 12,590      $ 32,609      $ 41,004
Cost of sales                                       5,701         8,268        21,626        25,831
                                                 --------      --------      --------      --------

Gross profit                                        2,501         4,322        10,983        15,173

Operating expenses:
      Sales and marketing                           1,582         1,851         5,058         5,852
      Engineering                                     466           348         1,284         1,194
      General and administrative                      925         2,516         3,640         7,029
      Impairment of goodwill                                      1,163                       1,536
      Restructuring charge                                          536                         536
                                                 --------      --------      --------      --------
                                                    2,973         6,414         9,982        16,147
                                                 --------      --------      --------      --------

Income (loss) from operations                        (472)       (2,092)        1,001          (974)
Other expense:
      Interest expense                                557           440         1,470         1,152
      Litigation expense                              450         2,376         1,533         2,376
      Other - net                                     174           308           190           315
                                                 --------      --------      --------      --------
                                                    1,181         3,124         3,193         3,843
                                                 --------      --------      --------      --------

Income (loss) before income taxes                  (1,653)       (5,216)       (2,192)       (4,817)
Income taxes
                                                 --------      --------      --------      --------

Net income (loss)                                  (1,653)       (5,216)       (2,192)       (4,817)
Preferred stock dividends                             175                         525
                                                 --------      --------      --------      --------
Net income (loss) applicable to common stock     $ (1,828)     $ (5,216)     $ (2,717)     $ (4,817)
                                                 ========      ========      ========      ========
Basic earnings (loss) per share                  $  (0.79)     $  (2.25)     $  (1.17)     $  (2.08)
                                                 ========      ========      ========      ========
Weighted average common
      shares outstanding                            2,321         2,321         2,321         2,321
                                                 ========      ========      ========      ========
Diluted earnings (loss) per share                $  (0.79)     $  (2.25)     $  (1.17)     $  (2.08)
                                                 ========      ========      ========      ========
Weighted average common and dilutive
      shares outstanding                            2,321         2,321         2,321         2,321
                                                 ========      ========      ========      ========


See accompanying notes to consolidated condensed financial statements.

                                CODE-ALARM, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                       Nine Months Ended September 30
                                                                                    -------------------------------------
                                                                                         1998                 1997
                                                                                    ----------------     ----------------
Cash flows from operating activities (Note 5)                                       $       (10,116)     $        (3,836)

Cash flows from investing activities:
     Capital expenditures                                                                      (658)                (216)

Cash flows from financing activities:
     Issuance of term note                                                                   10,000
     Payments on term notes and capitalized lease obligations                                (1,162)                (231)
     Net advances on revolving line of credit                                                 2,295                4,336
     Preferred stock dividends paid                                                            (328)
                                                                                    ----------------     ----------------

Net increase in cash and cash equivalents                                                        31                   53

Cash and cash equivalents, beginning of period                                                   36                   45
                                                                                    ----------------     ----------------

Cash and cash equivalents, end of period                                            $            67      $            98
                                                                                    ================     ================


Supplemental disclosures of cash flow information:
Cash paid during the nine month period for:
          Interest                                                                  $         1,052      $         1,693
                                                                                    ================     ================
          Income taxes                                                                                   $            25
                                                                                    ================     ================

See accompanying notes to consolidated condensed financial statements.

                                 CODE-ALARM, INC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The consolidated condensed interim financial statements reflect all adjustments, which in the opinion of management are necessary to fairly state results for the interim periods, presented. All adjustments are of a normal and recurring nature, except for litigation expense of $450,000 and $1.5 million for the three and nine month periods ended September 30, 1998, respectively, and items of litigation expense, impairment of goodwill, and a restructuring charge totaling $4.1 million and $4.4 million for the three and nine month periods ended September 30, 1997, respectively. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year.

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

2. The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3. Inventories consist of the following:

                                          September 30, 1998             December 31
                                              (Unaudited)                   1997
                                            ---------------            --------------
         Raw materials                        $     3,474               $     3,425
         Work in process                              439                       680
         Finished goods                               141                       186
                                              ------------              ------------
                                              $     4,054               $     4,291
                                              ============              ============

4. On October 1, 1998, the Company amended its credit agreement with its senior lender. The amendment provided for the deferral of quarterly installments under its term loans for one year, beginning October 1, 1998, modified certain of its provisions, including restricting the payment of all cash dividends during a quarter in which a principal payment has been deferred, and waived certain defaults.

     The deferral of quarterly payments total $1.5 million, which is payable October 2000, or upon termination of the credit agreement, if earlier.

5. In July 1997, the Company was found to infringe upon a patent involving a shock sensing device, and in March 1998 the Court entered a final amended judgment for approximately $9.3 million. The Company recorded a reserve at December 31, 1997, in the amount of $10 million to provide for damages and other costs. On March 5, 1998, the Company posted a bond with the Court in the amount of $9.3 million to permit an appeal of the judgment against the Company. The bond was secured by an irrevocable letter of credit provided by the Company's senior lender and guaranteed by the holders of the Company's Series A-1 Preferred Stock.

     On June 1, 1998, the Company entered into a comprehensive worldwide settlement agreement and mutual release with the prevailing party in the above judgment, whereby each party released any and all pending claims, counterclaims, third-party claims, appeals and cross-appeals against the other in exchange for payment of $10 million by the Company. Payment was made on June 19, 1998, with proceeds from a term loan provided for under the terms of the Company's credit agreement. The payment is reflected in the Consolidated Condensed Financial Statements of Cash Flows for the nine months ended September 30, 1998 within "Cash flows from operating activities." The holders of Series A-1 Preferred Stock have guaranteed payment of the term loan. In return for the above guarantees, the Company issued to the holders of its Series A-1 Preferred Stock warrants to acquire 7,026,790 shares of the Company's Common Stock. These warrants have an average exercise price of $.47 per share and expire in 2004.

     The Company has not yet determined the potential financial impact of the guarantees on its financial statements, and as of September 30, 1998, no amount has been recorded with respect to these guarantees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

     The Company's sales from U.S. operations were down $5.9 million, or 15.3%, to $32.6 million for the nine months ended September 30, 1998, as compared to $38.5 million for the nine months ended September 30, 1997. Consolidated sales for the nine month period ended September 30, 1997, also included $2.5 million from the Company's discontinued European operations. Sales for the third quarter ended September 30, 1998, were $8.2 million compared to $12.6 million for the comparable period of 1997. Contributing to the decline during the three and nine month periods was the prolonged weakness in several of the Company's key overseas markets, including Asia, South America, and Russia, the General Motors strike during the second and third quarters of this year, and increased price competition in the retail aftermarket. The Company's sales to original equipment manufacturers ("OEM"), both direct and to dealers, during the nine months ended September 30, 1998, maintained last year's strong levels excluding the effects of the strike.

     For the nine months ended September 30, 1998, consolidated gross profit percentage was 33.7% as compared to 37.0% for the comparable nine month period in 1997. The percentage for the nine month period ended September 30, 1998, was negatively affected by the lower sales volumes, higher warranty costs, impact of the consolidation of U.S. operations on the production processes, and new product introductions in the third quarter.

     Consolidated operating expenses for the first nine months of 1998 decreased $6.2 million, or 38.2%, to $10.0 million as compared to $16.1 million for the first nine months of 1997. This decrease was primarily due to the discontinued European operations and related costs, the consolidation of U.S. operations and associated restructuring costs, 1997 charge for the impairment of goodwill, and lower sales level in 1998.

     As a result, the Company reported operating income for the nine months ended September 30, 1998, of $1.0 million as compared to an operating loss of $1.0 million for the comparable period in 1997.

     Interest expense was up 27.6% for the nine months ended September 30, 1998, as compared to the nine month period ended September 30, 1997. The increase was primarily due to the cost associated with the senior debt refinancing in October 1997, and additional borrowings resulting from the $10 million judgment and settlement relating to the patent infringement claim.

     Other non-operating expenses for both 1998 and 1997 include litigation expense associated with reserves for legal settlements and their related defense costs. The costs for 1998 were partially offset by $1 million in proceeds received by the Company from the settlement of patent infringement claims.

     The Company has determined that any income tax benefit resulting from current and prior year operating losses is not currently recognizable for the nine month period ended September 30, 1998.

     As a result of the foregoing, the Company recorded a net loss before preferred stock dividends for the nine months ended September 30, 1998, of $2,192,000, compared to a net loss of $4,817,000 for the nine months ended September 30, 1997. Net loss after preferred stock dividends was $2,717,000, or $1.17 basic and diluted loss per share, versus $4,817,000, or $2.08 basic and diluted loss per share, for the nine month period ended September 30, 1997.

Liquidity and Capital Resources

     The Company's consolidated working capital improved slightly at September 30, 1998 to $3.2 million as compared to $3 million at December 31, 1997. In addition, the current ratio (current assets divided by current liabilities) also improved as of September 30, 1998, to 1.47 to 1 compared to 1.36 to 1 at December 31, 1997.

     Cash used in operating activities for the nine months ended September 30, 1998, was $10.1 million , which included payment of the $10 million settlement of the patent infringement claim, financed by a term loan provided for under the Company's credit agreement. Additional financing by the Company under its line of credit was used to finance capital expenditures of $658,000, and short term working capital needs. For the three month period ended September 30, 1998, the Company generated $332,000 cash flow from operating activities.

     The Company amended and restated its credit agreement with its senior lender as of March 4, 1998, and further amended the agreement as of April 8, 1998, in order to allow the Company the right to utilize the letter of credit facility for the Detroit Litigation judgment, both the initial judgment and for any additional judgment amount, the right to draw on the letter of credit and utilize an additional term loan, to waive certain defaults (including those that existed at December 31, 1997), to correct certain disclosures and to modify certain provisions. Since April 8, 1998, the credit agreement has been amended (most recently October 1, 1998), to provide for the deferral of quarterly installments under its term loans for one year, beginning October 1, 1998, to modify certain of its provisions, including restricting the payment of all cash dividends during a quarter in which a principal payment has been deferred, to provide for the adoption of a certain stock option plan, to request funding for the settlement as it relates to the Detroit Litigation judgment, to waive certain financial covenant violations and other compliance requirements, and to correct certain disclosures.

     On March 5, 1998, the Company posted a bond with the Court in the amount of $9.3 million to permit an appeal of the Detroit Litigation judgment against the Company. The bond was secured by an irrevocable letter of credit provided by the Company's senior lender and guaranteed by the holders of the Company's Series A-1 Preferred Stock. On June 1, 1998, the Company entered into a comprehensive worldwide settlement agreement and mutual release as it relates to the above judgment in exchange for payment of $10 million by the Company. Payment was made on June 19, 1998, with proceeds from a new term note. The holders of Series A-1 Preferred Stock have guaranteed payment of this new term loan. In return for the above guarantees, the Company issued to the holders of its Series A-1 Preferred Stock warrants to acquire 7,026,790 shares of the Company's Common Stock. These warrants have an average exercise price of $.47 per share and expire in 2004.

     As of September 30, 1998, the Company's outstanding revolving line of credit was $7.5 million. As of November 10, 1998, $6.3 million of the $12 million revolving credit facility was outstanding. The reduction from quarter end was due to the Company's receipt of an $1.1 million income tax refund. Under the revolving line of credit, $6.0 million was borrowed at the LIBOR based interest rate.

Year 2000

     The Company is completing an evaluation of the actions necessary to ensure that its business critical computer information systems will be able to function without disruption with respect to the application of the dating systems in the Year 2000. Upon completion, the Company will be in a position to evaluate the extent to which it must upgrade, replace and test certain of its information and other computer systems so as to be able to operate without disruption due to Year 2000 issues. Although a final timetable is not in place, the Company does anticipate completion of substantially all work prior to the third quarter of 1999. Based upon the status of our current evaluation, the Company does not anticipate that the costs associated with Year 2000 compliance will be material to the Company's results of operations and financial position. Costs associated with the compliance process are being capitalized to the extent that they meet the Company's capitalization policy; otherwise they are expensed as incurred.

     If the Company is unable to complete actions in the planned timeframe, contingency plans will be developed to address those business critical systems, which may not yet be Year 2000 compliant. In addition, disruptions with respect to the computer systems of vendors or customers, which systems are outside the control of the Company, could impair the Company's ability to obtain necessary materials or products to sell or to service their customers. Disruptions of the Company's computer systems, or the computer systems of the Company's vendors or customers, as well as the costs of avoiding such disruption, could have a material adverse impact upon the Company's financial condition and results of operations.

     As part of the continuing assessment process, the Company will develop contingency plans for dealing with business critical systems, vendors, and customers. These plans are expected to be completed during the first quarter of 1999.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.


         The following cases were settled in the manner disclosed in Code-Alarm's Form 10-Q for the quarter ended June 30, 1998: Code-Alarm, Inc. v. Directed Electronics Inc., Case No. 87-CV-74022-DT, United States District Court, Eastern District of Michigan; Code-Alarm, Inc. v. Directed Electronics, Inc., Case No. A-95-CV-437JN, United States District Court, Western District of Texas, Austin Division; Directed Electronics, Inc. v. Code-Alarm, Inc., Case No. 95-0513 BTM (CGA), United States District Court for the Southern District of California; Directed Electronics, Inc. v. Code-Alarm, Inc., Rand Mueller and Peter J. Stouffer, Case No. 96-659 BTM (CGA), United States District Court for the Southern District of California; Directed Electronics, Inc. v. TSI Security Acquisition Corp., United States District Court, Southern District of California, Case No. 93-1050 BTM, in which Code-Alarm, Inc., by assignment, replaced TSI Security Acquisition Corp. as the defendant and counterclaimant. TSI Security Acquisition Corp. challenged the Company's attempt to dismiss Case No. 93-1050 BTM and sought to continue that case in the place of Code-Alarm, Inc. In July 1998, the Court of Appeals for the Federal Circuit dismissed Case No. 93-1050 BTM.

         TSI Security Acquisition Corp. v. Code-Alarm, Inc. was filed on August 21, 1998, in the Supreme Court for the County of New York, and on September 17, 1998, Code-Alarm removed the action to the United States District Court for the Southern District of New York, Case No. 98-CIV-6586 (JSR). A tentative agreement to settle this case has been reached. If the settlement does not occur, the Company intends to vigorously defend this case. There can be no assurance that the Company will prevail in this case or as to the amount of damages to which it may be subject if it does not prevail.

         Aureo Rivera Davila and Aureo E. Rivera v. Magna Holding Company et al., Case No. 97C1909, filed March 20, 1997, in the U.S. District Court, Northern District of Illinois, Eastern Division. Plaintiffs seek enforcement against the Company of a $19.4 million default judgment entered by the court on July 26, 1990, against Chapman Industries Corp. ("Industries") for alleged patent infringement. With accumulated interest, the amount of the default judgment is now approximately $30 million. A subsidiary of the Company purchased certain assets from LaSalle National Bank ("LaSalle") on January 19, 1990, in a private sale conducted by LaSalle under Section 9-504 of the Illinois Uniform Commercial Code to dispose of collateral securing a defaulted loan made by LaSalle to Chapman Products, Inc. ("Products"). Plaintiffs allege that the assets were acquired by Products from Industries. Plaintiffs claim that the sale of assets to the subsidiary of the Company was a fraudulent conveyance and that the Company is a successor in interest to the liability of Industries for the default judgment. The Company has tendered the defense of this action to LaSalle pursuant to the indemnification terms contained in its purchase agreement with LaSalle. LaSalle has agreed to pay for up to 50% of the defense, but has refused to assume the full defense. The Company, through its counsel, filed a Motion to Dismiss, which was denied by the court. The Company intends to vigorously defend this case, but there can be no assurance that the Company will prevail in this case or as to the amount of damages to which it may be subject if it does not prevail.

         No other reportable changes have taken place in regard to the legal proceedings disclosed in the registrant's report on Form 10-K for the fiscal year ended December 31, 1997, or reports on Form 10-Q for the quarters ended March 31 or June 30, 1998, or report on Form 8-K dated June 16, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the quarter ended September 30, 1998.


ITEM 5.  OTHER INFORMATION

         On May 21, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities Exchange Act of 1934. The amendment to Rule 14a-4 (c) (1) governs the Company's use of its discretionary proxy voting authority with respect to a shareholder proposal which the shareholder has not sought to include in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

         With respect to the Company's 1999 Annual Meeting of Shareholders, if the Company is not provided notice of a shareholder proposal, which the shareholder has not previously sought to include in the Company's proxy statement, by December 29, 1998, the management proxies will be allowed to use their discretionary authority as outlined above.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)               Exhibits

Exhibit
Number            Description

10.1.7 Waiver No. 6 to Credit Agreement dated as of August 14, 1998, by and among the Company, the other Credit Parties from time to time party to the Credit Agreement, the financial institutions from time to time party to the Credit Agreement
                  (the "Lenders"), and General Electric Capital Corporation
                  ("GECC") in its individual capacity and as agent for the Lenders.

10.1.8            Amendment No. 4, Waiver No. 7, and Consent No. 2 to Credit
                  Agreement and Other Loan Documents dated as of October 1,
                  1998, by and among the Company, the other Credit Parties from time to time party to the Credit Agreement, the financial institutions from time to time party to the Credit Agreement
                  (the "Lenders"), the financial institutions from time to time party to the Litigation L/C Agreement (the "Term Lenders"), and General Electric Capital Corporation ("GECC") in its individual capacity as a "Lender," a "Term Lender," and as agent for the Lenders and the Term Lenders.

11                Statement regarding Computation of Per Share Earnings.

27                Financial Data Schedule.


(b) During the quarter ended September 30, 1998, there were no reports on Form 8-K filed. On November 9, 1998, the Company filed a Current Report on Form 8-K dated November 2, 1998, containing Item 4 disclosures.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CODE-ALARM, INC.
                                                ----------------
                                                  (Registrant)


Date:    November 16, 1998                      /s/  Rand W. Mueller
         -----------------                      --------------------
                                                Rand W. Mueller
                                                President


Date:    November 16, 1998                      /s/  Craig S. Camalo
         -----------------                      --------------------
                                                Craig S. Camalo
                                                Vice President of Finance
                                                (Chief Financial Officer)
                                                (Principal Accounting Officer)

                                  EXHIBIT INDEX



10.1.7 Waiver No. 6 to Credit Agreement dated as of August 14, 1998, by and among the Company, the other Credit Parties from time to time party to the Credit Agreement, the financial institutions from time to time party to the Credit Agreement (the "Lenders"), and General Electric Capital Corporation ("GECC") in its individual capacity and as agent for the Lenders.

10.1.8 Amendment No. 4, Waiver No. 7, and Consent No. 2 to Credit Agreement and Other Loan Documents dated as of October 1, 1998, by and among the Company, the other Credit Parties from time to time party to the Credit Agreement, the financial institutions from time to time party to the Credit Agreement (the "Lenders"), the financial institutions from time to time party to the Litigation L/C Agreement (the "Term Lenders"), and General Electric Capital Corporation ("GECC") in its individual capacity as a "Lender," a "Term Lender," and as agent for the Lenders and the Term Lenders.

11                Statement regarding Computation of Per Share Earnings.

27                Financial Data Schedule.