Form 10-K
period 1998-12-31
CODE ALARM INC
filed 1999-05-20
CIK 821509

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K



(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         FOR THE TRANSITION PERIOD FROM             TO


                          COMMISSION FILE NUMBER 016441


                                CODE-ALARM, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         MICHIGAN                                            38-2334695
------------------------------                            -------------------
STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)


950  E.  WHITCOMB, MADISON HEIGHTS, MICHIGAN                 48071
--------------------------------------------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)    (248) 583-9620
                                                    ------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS:                       NAME OF EXCHANGE ON WHICH REGISTERED:
NONE                                       NONE
--------------------                       -------------------------------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, WITHOUT PAR VALUE
                         -------------------------------
                                (TITLE OF CLASS)


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


         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]



         BASED UPON THE LAST SALE PRICE OF THE REGISTRANT'S COMMON STOCK AS REPORTED ON THE OTC BULLETIN BOARD OF THE NATIONAL ASSOCIATION OF SECURITIES DEALERS, INC. (THE "OTC BULLETIN BOARD") ON MAY 17, 1999, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $1,377,895.


         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, WITHOUT PAR VALUE, AS OF MAY 7, 1999 IS 2,320,861.


                      DOCUMENTS INCORPORATED BY REFERENCE:

         PORTIONS OF THE REGISTRANT'S 1999 PROXY STATEMENT ARE INCORPORATED BY REFERENCE IN PARTS II AND III OF THIS FORM 10-K.

                                     PART I
ITEM 1.    BUSINESS.

Code-Alarm, Inc. ("the Company") is a leading manufacturer of branded and factory-labeled vehicle security and remote-keyless-entry devices. The Company is a QS-9000 certified Tier-One supplier to leading automakers and also supplies factory-label security products to vehicle dealerships around the globe. The Company also sells vehicle security and remote keyless entry systems bearing the Code-Alarm(TM) and Chapman(TM) brand names at approximately 2,000 locations worldwide.

During the fiscal year ended December 31, 1998, the Company's principal business was the manufacture and sale of vehicle security and remote keyless entry systems. The Company's products are sold worldwide through a variety of distribution channels including vehicle dealerships, automotive assembly plants, ports of entry for foreign produced vehicles, electronics retail chains, mobile electronics specialty stores, automotive expediters and international distributors.


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

In North America, nearly 1.4 million vehicles are stolen annually - about one every 23 seconds or more than 3,800 each day, according to the FBI Uniform Crime Reports. The estimated value of stolen vehicles in the U.S. was about $7 billion in 1997, the FBI estimates. While about two-thirds of vehicles are eventually recovered, the vast majority are vandalized, stripped, wrecked or burned, according to the National Insurance Crime Bureau.

Though the level of vehicle theft in the U.S. has declined in recent years, the FBI reports that theft of contents from motor vehicles and the value of stolen parts and accessories has increased. There were more than 2.7 million incidences of larcenies related to motor vehicles, parts and accessories in 1997. In total, theft of vehicle contents, coupled with larcenies related to motor vehicle parts and accessories, represents approximately $1.3 billion in losses, according to U.S. law enforcement estimates.

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

There are a variety of vehicle anti-theft options available to consumers, including electronic vehicle security systems such as those sold by the Company, as well as mechanical locks, immobilizers, and tracking systems. While all forms of security products offer some degree of protection, experts acknowledge that items such as mechanical locks, ignition security and tracking devices offer little defense against theft of parts, accessories and vehicle contents. Nor do such products offer protection against the growing number of thieves who utilize tow trucks to tow away stolen vehicles.

Traditionally, vehicle security systems have been sold mainly in the aftermarket. Sales of aftermarket vehicle security doubled between 1994 and 1997, rising to an estimated $325 million, according to the U.S. Consumer

Electronics Sales & Forecasts (Jan. 1998) published by the Consumer Electronics Manufacturer's Association ("CEMA"). Industry research by CEMA indicates that approximately 29 percent of all U.S. households own a vehicle alarm. Of those with electronic car alarms, almost three out of four have systems that include keyless entry devices.

Though anti-theft devices were not offered historically as standard equipment on vehicles, there is evidence the trend is changing toward vehicle security systems that are either OEM-approved or installed on the assembly line. As consumers have become more security conscious, security system and keyless entry installations rose dramatically on 1997 model year vehicles, according to the 1998 OEM Mobile Electronics Market Trends Guide published by CEMA. OEM anti-theft device installations on 1997 model year U.S. car production rose to
23.5 percent from 9.2 percent in 1996, CEMA reports. Keyless entry device installation also jumped, rising from 29.1 percent in 1996 to 40.9 percent for 1997 domestic vehicles, reversing a two-year decline.

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

Insurance premium discounts in North America and mandated insurance programs related to vehicle security in Western Europe provide an additional incentive for vehicle owners to purchase a security system. In the United States, eleven states have mandated discounts of 5 to 35 percent on the comprehensive portion of insurance policies of cars equipped with alarms. More than 50 insurers voluntarily offer discounts to vehicle owners with alarms. In several Western European countries, the purchase and installation of accredited vehicle security systems is a prerequisite to an automobile owner's ability to acquire vehicle theft coverage.

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


BUSINESS STRATEGY

The Company differentiates itself from competitors by manufacturing its products in the United States and selling to both the aftermarket and the world's leading automakers, and by marketing its products as "Made in the U.S.A." The Company manufactures all the critical components and sub assemblies of its product at its facility in suburban Detroit, and has begun outsourcing certain components, from suppliers in Mexico and the Pacific Rim. By comparison, most of the Company's competitors purchase product built offshore, perform limited assembly in the United States, and sell exclusively to either the aftermarket or to the OEMs.

The Company believes its history as a supplier of American-made products to both OEMs and aftermarket customers provides it with several unique advantages in the industry. The Company's position as a leading aftermarket security supplier provides it the opportunity to research and understand consumer preferences, test-market new product innovations and focus on short production runs. In turn, the Company has become highly skilled at quickly developing new products, modifying existing products and manufacturing products in small volumes. These capabilities provide the Company with certain advantages over larger manufacturers that supply similar products to the OEMs.

As an OEM supplier, the Company's investments in product testing equipment, engineering, product development and marketing have afforded it several opportunities. The Company is vertically integrated, which provides it with distinct advantages over its non-manufacturing competitors in the aftermarket business. The Company has been certified under the ISO-9000 and QS-9000 standards required by the automakers, while most of the aftermarket competitors do not possess such certification.

In addition, in its role as an OEM supplier, the Company has been able to gain extensive knowledge of the automakers' business practices and new model trends by forming direct R&D and sales links with OEMs. Further, the Company has developed manufacturing, testing and quality methods that are in line with OEM requirements. Internationally, distributors market the Company's products as American-made and possessing OEM-approved quality.

The Company's R&D relationships with automakers should prove advantageous as carmakers move toward creation of an Intelligent Transportation Systems Data Bus ("IDB"), a serial communication bus that creates an open, non-proprietary standard architecture to allow multiple electronic devices to be installed easily, cost-effectively and safely in any vehicle. New IDB devices operate on plug-and-play technology, letting car owners just buy and go.

The Company has earned numerous awards and certifications in both the aftermarket and as an OEM supplier, including QS-9000 and ISO-9000, Ford's Q1 Quality Award, GM's Target of Excellence, Toyota C-700 and TSC-710, Consumers Digest "Best Buy" Awards and Audio-Video Grand Prix Product of the Year Awards.

Key elements of the Company's business strategy include the following:

EXPAND SALES EFFORTS TO OEM CUSTOMERS. The Company has been successful in generating new business from the automakers in the past, and intends to continue focusing sales and marketing efforts toward the OEM market primarily through the following:

         Auto Brand Distribution to Dealers -- The Company presently markets vehicle security products to more than 9,000 automobile dealers in North America pursuant to private label purchase agreements with General Motors, Ford and Chrysler under the automakers' brand names including Mr. Goodwrench(TM), Ford Remote Systems(TM) and Mopar(TM), respectively, and it believes that additional growth opportunities are available through such dealers. The Company expects to pursue these opportunities by continuing to promote its sales to dealers through personal calls on dealers by the Company's sales staff, dealer education programs, seminars, product literature and manuals and on-site promotional items such as signs. To support such sales efforts, the Company intends to continue to offer technical support service and toll-free telephone lines to answer questions and help with problems.

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


INCREASE SALES AND SERVICE EFFORTS AMONG MOBILE ELECTRONICS AFTERMARKET RETAILERS. The Company's 20-year history as a supplier of branded vehicle security to the aftermarket has enabled it to successfully build a network of more than 500 aftermarket retailers and distributors. In 1998, the Company initiated several activities to increase sales and service levels among independent specialty retailers that sell and install car audio, vehicle security and related mobile electronics equipment. The Company overhauled its aftermarket product lines, increased spending on marketing and advertising the Code-Alarm(TM) and Chapman(TM) brands, revamped its warranty and customer service programs and transitioned its sales force from an independent rep structure to a direct sales staff, including district managers. District managers call on mobile electronics retailers -- sometimes called "12-volt specialists" -- and provide training on product features, selling techniques and installation. The Company believes that a direct sales force, supplemented by selected independent rep firms, will enable it to provide better, more responsive service to its 12-volt specialists.

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

CONSOLIDATION OF OPERATIONS, PRODUCTS. During the past two years, the Company has moved aggressively to consolidate its operations and product lines in order to facilitate better management and achieve cost efficiencies. In 1996, the Company discontinued its European operations and began serving key customers and market segments in Western Europe primarily through relationships with distributors. The Company's implementation of cell-based manufacturing and the resulting reduction in physical space requirements enabled the continued consolidation of operations last year. In 1997, the Company discontinued manufacturing operations in Texas and closed a distribution warehouse in California in order to consolidate these operations at the Company's Madison Heights facilities. The Company anticipates that these consolidations will help it achieve better cost control, higher quality and improved delivery in the future.

During the past three years, the Company has also consolidated its product lines and brand names in order to focus on its core competencies of designing and manufacturing electronic vehicle security and remote keyless entry devices. In 1996, the Company discontinued sales of mechanical steering wheel locks, do-it-yourself security products, tracking devices and other non-security mobile electronics. In 1997, the Company discontinued contract manufacturing of non-security related items and began to outsource certain of its security-related components. Additionally, the Company discontinued the use of several former brand names in order to focus its marketing resources on its two flagship brands - Code-Alarm(TM) and Chapman(TM) - that are now sold worldwide.

In 1998, the Company placed new emphasis on its brands, both in the aftermarket and the OEM arena. Among OEMs, Code-Alarm introduced a new interior theft sensor that is trademarked as the IT-s(TM). The IT-s(TM) is sold to vehicle dealers by Code-Alarm's sales force. This product marks the first time that Code-Alarm has been able to sell a product through this distribution channel carrying a brand name other than that of the carmaker.

In early 1999, the Company further streamlined its branded product line. Code-Alarm introduced a new product lineup for the aftermarket, consisting of vehicle security systems, security products that upgrade a factory-installed keyless entry system, remote keyless entry systems and remote starters. The new lineup reflects a "good-better-best-ultimate" approach to selling products in these various categories. The Company also increased its spending on marketing and advertising to supplement this new product launch, which debuted at the industry's largest trade show in January 1999.


ENHANCE ENGINEERING, CUSTOMER SERVICE CAPABILITIES. In order to stay competitive and deliver high quality, consumer-friendly vehicle security systems, the Company continues to enhance its engineering and product testing capabilities. The Company believes the product categories it competes in, as well as other automotive electronics, will be impacted in the future by the creation of an Intelligent Transportation Systems Data Bus ("IDB"). The IDB is a standardized communications architecture that will allow different types of electronics devices to be installed in a "plug and play" manner on vehicles that contain the data bus. Though the IDB does not exist today, the Company continues to research and develop systems that will interface with such architecture in the future. The Company believes that it is favorably positioned to increase its business opportunities for interfacing with IDB systems because of the Company's reputation for technical innovation, quality, reliability, QS-9000 accreditation and competitive pricing. See "Engineering, Research and Development."

In 1997, the Company reorganized several of its customer satisfaction-related functions including inside sales, customer service, warranty service, technical service under a newly appointed Director of Customer Satisfaction. Additionally, the Company implemented a new structure featuring engineering program managers who interface with major OEM customers and customer groups. Engineering program managers will handle an increasing number of the customer-specific product development and logistical issues separate of R&D engineering in the future.

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

The Company's products are sold in two categories: OEM and aftermarket. OEM includes those products sold in the OEM market for vehicle installation before delivery of a new vehicle to the purchaser through installation by the automaker or as a dealer-installed option. Post-delivery includes those products which are installed on a vehicle already owned by the customer, through retail specialty stores, or by an automotive expediter.

Sales from the Company's core U.S. operations of vehicle security and remote keyless entry devices were as follows:



                                                          Year Ended December 31
                                                  (in thousands, except percentage data)


                                        1998                   1997                   1996
                                        ----                   ----                   ----
                                Net Sales     Pct.     Net Sales    Pct.      Net Sales    Pct.
                                ---------     ----     ---------    ----      ---------    ----
OEM.........................    $25,869       62%      $27,638       56%      $26,212       54%
Aftermarket:
        Domestic............      5,967       14         8,157       16        11,329       23
        Foreign.............      4,608       11         7,650       15         3,819        8
        Expediter...........      5,216       13         6,273       13         7,521       15
                                -------       --       -------       --       -------       --
   Total....................    $41,660      100%      $49,718      100%      $48,881      100%
                                =======      ====      =======      ====      =======      ====




(1) This schedule does not include sales from the Company's discontinued operations, which consist primarily of foreign subsidiaries, contract manufacturing, and discontinued non-core product lines, including home security systems and mechanical security devices. Sales from these activities totaled $3,358,000 and $13,622,000 for the years ended December 31, 1997 and 1996, respectively.

CUSTOMERS

The Company's primary OEM customers consist of General Motors, Ford, Chrysler, Subaru and Mitsubishi. Historical sales by the Company, from U.S. operations, to these customer groups are set forth below:



                                                      Year Ended December 31
                                            (in thousands, except percentage data)
                                       1998                   1997                  1996
                                       ----                   ----                  ----
                                           As a                   As a                  As a
                                          Percent                Percent               Percent
                                  Net     Of Total      Net      Of Total      Net     Of Total
                                  OEM     Net OEM       OEM      Net OEM       OEM     Net OEM
                                  Sales    Sales        Sales     Sales        Sales     Sales
                                  -----    -----        -----     -----        -----     -----
General Motors..............    $ 5,179      20%      $ 7,114       26%      $ 8,275       31%
Ford........................      6,039      23         6,737       24         7,522       29
Chrysler....................      2,617      10         3,144       11         2,799       11
Subaru......................      7,116      28         7,876       29         5,278       20
Mitsubishi..................      4,918      19         2,028        8         1,246        5
Volkswagen..................          -       -           529        2         1,092        4
                                -------      --       -------       --       -------       --
   Total OEM Sales              $25,869     100%      $27,638      100%      $26,212      100%
                                =======     ====      =======      ====      =======      ====

General Motors, Ford, Subaru and Mitsubishi each accounted for more than 10% of the Company's consolidated net sales during the year ended December 31, 1998. Sales to General Motors, Ford, Subaru and Mitsubishi accounted for 12.4%, 14.5%, 17.1% and 11.8%, respectively, of the Company's consolidated net sales for the year ended December 31, 1998. Pursuant to its agreements with General Motors, Ford and Chrysler, the Company's direct sales personnel and independent manufacturer's representatives engaged by the Company call on, and solicit orders directly from, General Motors, Ford and Chrysler dealers. In this relationship the Company views individual dealers as its customers.

The Company historically has placed and expects to continue to place a strong emphasis on its retail customers. The Company believes that accelerated growth in the OEM market for vehicle security systems offers the Company an opportunity to increase future sales. The Company's expansion into the OEM market, as well as its continued presence in the retail aftermarkets, is important to the Company's future success. The increase in pre-delivery installation could have a negative effect on the growth of the retail market.

MARKETING

During 1998, sales of the Company's products to OEMs were made directly by the Company's sales and marketing personnel located at the Company's Madison Heights, Michigan headquarters. Through these sales and marketing personnel, the Company services its OEM customers. These sales efforts are supported by a field force of 27 salespersons who call directly on dealers to explain and promote the ordering of the Company's products through the OEMs.

In the aftermarket channel, the Company used independent sales representatives to call on specialty mobile electronics retailers throughout most of 1998 and prior years. During the latter half of the year, Code-Alarm began to transition its aftermarket sales efforts to direct sales representatives, including district managers in key major markets.

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

ENGINEERING, RESEARCH AND DEVELOPMENT

The Company employs 10 full-time engineers and 11 full-time technicians in its engineering and research and development programs. This staff is divided into three main groups responsible for: (a) providing technical and support services to its customers, (b) improving manufacturing processes, and (c) developing new products. The Company's expenditures for engineering, research and development, including allocation of other costs, were approximately 10.1%, 5.8% and 5.1% of revenues in 1998, 1997 and 1996, respectively.

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

The technological innovations of the Company's customers present both challenges and opportunities. The Company's products must be advanced enough to efficiently interface with its customer's system. This has led the Company to develop a series of special inter-connecting systems that are custom designed to each vehicle. These systems allow for quick and effective installation of the Company's systems into a vehicle and must interface with the various electrical systems of the vehicle. This interface may take the form of sophisticated multiplex systems, where all communications are performed over a single wire, discrete connections or a combination of the two technologies. The use of these custom inter-connect systems results in vehicle installations that are faster, higher quality and less disruptive to the vehicle.

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

The Company received QS-9000 certification at its Madison Heights plant in 1997. The QS-9000 quality program was jointly developed by GM, Ford and Chrysler in an attempt to increase the quality process of its suppliers and to unify the industry's quality standards. QS-9000 is based on the international standard ISO-9000 that is the defacto requirement in Europe.

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

PRODUCT WARRANTY

The Company provides original purchasers of most vehicle security systems with a limited warranty. Warranties for OEM product normally match the new vehicle warranty period. Warranties are customarily limited to replacement of defective parts to the original purchaser. The Company has a dispute pending with customers who claim that its home security and Intercept(TM) systems manufactured by the Company were faulty or inoperable. The Company discontinued manufacturing and distribution of home security systems in 1996.

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

There are a number of other well-known companies manufacturing and distributing electronic components for the automotive aftermarket which could become effective competitors should they choose to enter the vehicle security market. Many of these companies are much larger and better capitalized than the Company and have established distribution channels. While offshore producers of competing systems have not captured significant market share, these companies could also become significant competitors.

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

EMPLOYEES

As of December 31, 1998, the Company employed 252 full-time persons. None of the Company's employees is represented by a labor union or other collective bargaining representative. The Company believes that relations with its employees are good.

ITEM 2.    PROPERTIES.

          The following table sets forth certain information concerning the principal properties leased by the Company:


                                                                                                         LEASE TERM
LOCATION                                   USE                      SIZE (SQ. FT.)      MONTHLY RENT       EXPIRES
--------                                   ---                      --------------      ------------       -------
950 E. Whitcomb                  Office and manufacturing               42,000            $20,000           2001
Madison Heights, MI

1000 E. Whitcomb                 Office and warehouse                   20,000            $ 9,000           2001
Madison Heights, MI


-------------------------------------------------------------------------------------------------------------------


          Management believes that the facilities presently occupied are adequate to meet the Company's requirements for the foreseeable future. All buildings and equipment are in good working condition.


ITEM 3.    LEGAL PROCEEDINGS.


         Aureo Rivera Davila and Aureo E. Rivera v. Magna Holding Company et al., was filed March 20, 1997, in the U.S. District Court, Northern District of Illinois, Eastern Division. Plaintiffs seek enforcement against the Company of a $19.4 million default judgment entered by the court on July 26, 1990, against Chapman Industries Corp. ("Industries") for alleged patent infringement. With accumulated interest, the amount of the default judgment is now approximately $30 million. A subsidiary of the Company purchased certain assets from LaSalle National Bank ("LaSalle") on January 19, 1990, in a private sale conducted by LaSalle under Section 9-504 of the Illinois Uniform Commercial Code to dispose of collateral securing a defaulted loan made by LaSalle to Chapman Products, Inc. ("Products"). Plaintiffs allege that the assets were acquired by Products from Industries. Plaintiffs claim that the sale of assets to the subsidiary of the Company was a fraudulent conveyance and that the Company is a successor in interest to the liability of Industries for the default judgment. The Company has tendered the defense of this action to LaSalle pursuant to the indemnification terms contained in its purchase agreement with LaSalle. LaSalle has agreed to pay for up to 50% of the defense, but has refused to assume the full defense. The Company, through its counsel, filed a Motion to Dismiss, which resulted in a limitation of the claims the plaintiffs could pursue. After the close of discovery, the Company filed a Motion for Summary Judgment, on which the court has not yet ruled. The Company intends to vigorously defend this case, but there can be no assurance that the Company will prevail or of the amount of damages to which it may be subject if it does not prevail.

         Reese Price v. Code-Alarm, Inc. and Triangle Mobile Electronics, United States District Court, Northern District of Illinois, Eastern Division, was filed on March 22, 1999, in the form of a Motion to Reopen Case to Enforce Terms of Settlement Agreement, Granting Partial Summary Judgment, and an Order Compelling Discovery. The motion alleged that the plaintiff is entitled to at least $1.3 million, and asked for a partial judgment in that amount, attorney fees and costs, and the production of certain documents. The Company intends to vigorously defend the Motion, but there can be no assurance that the Company will prevail or of the amount of damages to which it may be subject if it does not prevail.

MATTERS RESOLVED:

         TSI Security Acquisition Corp. v. Code-Alarm, Inc. was filed on August 21, 1998, in the Supreme Court for the County of New York and on September 17, 1998, Code-Alarm removed the action to the United States District Court for the Southern District of New York. This case was settled in December 1998 with $115,000 payable at the time of settlement and $485,000 over time at 8% interest, pursuant to a promissory note. The unpaid balance of the note is convertible into common stock of the Company.


         Estate of Randal Vaughn Emmert, et al v. Aetna Life Insurance and Annuity Company and Code-Alarm, Inc., was filed on April 3, 1998, in the Texas District Court, 224th Judicial District, Bexar County, Texas. In January 1999 this case was settled, 98% of which was reimbursed under the Company's E & O insurance policy.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

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

         The OTC Bulletin Board reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions. The following table sets forth certain information about the price of the Common Stock which is based on the high and low bid prices for the Common Stock, as quoted by the OTC Bulletin Board for 1998 and the last three quarters of 1997, and the Nasdaq National Market for the first quarter of 1997:



                                                                     HIGH      LOW
                                                                     ----      ---

1998
First Quarter ...................................                  $1 3/4     $1 1/8
Second Quarter ..................................                   3 1/4      1 1/4
Third Quarter ...................................                   1 5/8        7/8
Fourth Quarter ..................................                   1            1/4


1997
First Quarter ...................................                  $3 7/8     $2 3/8
Second Quarter ..................................                   3 1/2      1 1/4
Third Quarter ...................................                   2 7/8      1 3/4
Fourth Quarter ..................................                   3 1/4      1 1/8



         On May 17, 1999, the last reported sale price of the Common Stock as reported on the OTC Bulletin Board was $0.5937 per share. As of May 17, 1999, there were approximately 240 shareholders of record of the Company's Common Stock.

         Under the terms of the senior credit agreement with its commercial bank, the Company may not purchase, redeem, retire, or otherwise acquire shares of its Common Stock, or make a commitment to do so, without the senior lender's prior written consent. See Item 7. "Managements' Discussion and Analysis of Financial Condition and Results of Operations " and "Note 6 to Financial Statements".


DIVIDEND POLICY

         Historically, the Company has not paid any cash or other dividend on its Common Stock. The Company does not expect to pay dividends on its common stock in the foreseeable future but currently intends to retain any earnings to finance operations and to support future growth. Furthermore, the Company's credit agreement prohibits the payment of dividends. The consent of a majority of the holders of the Company's Series A-1 Preferred Stock is also required prior to the declaration or payment of dividends on its Common Stock. A dividend paid on the Common Stock will trigger the antidilution provisions of the Attached Warrants, Shortfall Warrants, Litigation Warrants and GECC Warrants. See "Notes 5 and 8 to Financial Statements".

ITEM 6.  SELECTED FINANCIAL DATA.

CODE-ALARM, INC. AND SUBSIDIARIES

     The selected historical consolidated financial data shown below have been derived from the Company's audited consolidated financial statements for the years shown.

                                                                               Year Ended December 31
                                                         ----------------------------------------------------------------
                                                          1998          1997         1996 (1)        1995          1994
                                                                        (in thousands, except per share data)

INCOME STATEMENT DATA:
Net sales                                                $ 41,660      $ 53,076       $ 62,503       $ 69,188     $ 73,508
Cost of sales                                              29,276        35,473         43,074         44,718       45,886
                                                         --------      --------       --------       --------     --------
Gross profit                                               12,384        17,603         19,429         24,470       27,622
Sales and marketing                                         6,871         7,739         10,145         12,099       13,955
Engineering                                                 1,777         1,542          2,350          3,351        2,696
General and administrative                                  4,885         8,810         10,175          9,008        7,928
Impairment of goodwill                                                    1,536          2,917
Restructuring charges                                                       773
                                                         ---------     --------       --------       --------     --------
Total operating expenses                                   13,533        20,400         25,587         24,458       24,579
Income (loss) from operations                              (1,149)       (2,797)        (6,158)            12        3,043
Litigation expense                                         (1,547)      (11,403)                       (1,825)      (4,386)
Amortization of financing costs                            (1,307)
Interest and other expense                                 (2,009)       (1,706)        (1,562)        (1,957)        (743)
                                                         ---------     --------       --------       ---------    ---------
Loss before income taxes                                   (6,012)      (15,906)        (7,720)        (3,770)      (2,086)
Income taxes (credit)                                        (205)        1,172           (585)        (1,046)        (710)
                                                         ---------     --------       --------       --------     --------
Net loss                                                   (5,807)      (17,078)        (7,135)        (2,724)      (1,376)
Preferred stock dividends                                    (707)         (128)
Intrinsic value of beneficial conversion feature on
     redeemable preferred stock                                          (4,179) (4)
                                                         ---------     --------       --------       --------     --------
Net loss applicable to common stock                      $ (6,514)     $(21,385)      $ (7,135)      $ (2,724)    $ (1,376)
                                                         =========     =========      ========       ========     ========
Net loss per basic common share                          $  (2.81)     $  (9.21)      $  (3.07)      $  (1.17)    $ (0.58)
                                                         =========     =========     =========       ========     ========
Weighted average number of common shares outstanding        2,321         2,321          2,321          2,320       2,376
                                                         =========     ========      =========       ========     ========

BALANCE SHEET DATA:

Working capital (deficit)                                 $   654       $ 3,013       $ (6,091)      $ 10,381     $ 12,716
Total assets                                               12,351        16,062         29,427         42,043       37,821
Long-term obligations and redeemable preferred stock       25,357        23,574  (3)       879 (2)     15,384       13,240
Shareholders' equity (deficit)                            (19,408)      (15,864)         1,052          8,498       11,216

(1)  The 1996 results of operations includes a writedown of $3.5 million on assets as part of the Company's divestiture of its
     European operations.

(2)  At December 31, 1996, all of the Company's long-term obligations relating to senior lender debt and reserve for litigation of
     $9.3 million and $5.9 million, respectively, were classified as current liabilities.

(3)  Includes reserve for litigation of $10 million.  See discussion in "Notes 6 and 10 to the Financial Statements".

(4)  See discussion in "Note 6 to the Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

Year ended December 31, 1998 compared to the year ended December 31, 1997

         The Company's consolidated net sales decreased $8.9 million, or 17.6%, to $41.7 million for the year ended December 31, 1998, as compared to $50.6 million for the year ended December 31, 1997, excluding sales in 1997 of $2.5 million from the Company's discontinued European operations. Contributing to the decline was the prolonged weakness in several of the Company's key overseas markets, including Asia, South America, and Russia, the General Motors strike during mid year, the elimination of unprofitable retail customer product lines, decrease in OEM dealer sales, and increased price competition in the retail aftermarket. Non-dealer sales to original equipment manufacturers ("OEM") improved upon 1997 levels.

         For the year ended December 31, 1998, consolidated gross profit decreased $5.2 million, or 29.6%, to $12.4 million as compared to $17.6 million for the year ended December 31, 1997. Gross profit as a percentage of consolidated net sales decreased to 29.7% in 1998 from 33.2% in 1997, due to the lower sales volumes, higher warranty costs, and higher costs associated with new products and designs introduced in the last half of 1998. The Company has taken significant steps to improve product quality and performance, and instituted programs to enforce existing warranty policies, which should bring gross profit as a percentage of consolidated net sales closer to 1997 levels.

         Consolidated operating expenses decreased $6.9 million, or 33.7%, in 1998 as compared to 1997. Excluding the cost effects in 1997 of the writedown of intangible assets, restructuring associated with the closure of the Texas manufacturing operations, and discontinued European operations, other operating expenses in 1998 decreased $2.8 million. This decrease was due to consolidation of U.S. operations, cost reduction initiatives and lower sales volumes affecting primarily sales and marketing costs.

         As a result of the above, the Company reported a loss from operations of $1.1 million for the year ended December 31, 1998, as compared to a loss of $2.8 million for 1997.

         Interest expense increased 13.1% for the year ended December 31, 1998, to $1.6 million, as compared to $1.4 million for the prior year end. The increase was due to additional borrowings (Term loan C) resulting from the $10 million judgment and subsequent settlement relating to the patent infringement claim, partially offset by lower average interest rates during 1998.

         Other non-operating expenses for the year ended December 31, 1998 and 1997 include litigation expense associated with reserves for legal settlements and their related defense costs. Litigation costs for 1998 were partially offset by $1 million in proceeds received by the Company from settlement of matters involving patents. The Company recorded for the year ended December 31, 1998, a $1.3 million charge resulting from the amortization of costs incurred in the refinancing of the Company's senior lender debt in October 1997, and the value of warrants issued in connection with the refinancing and debt guarantees.

         The Company has determined that any income tax benefit, and related asset, resulting from current and prior year operating losses is not currently recognizable, and therefore no related amounts have been recorded for both 1998 and 1997.

         As a result of the foregoing, the Company incurred a net loss of $5.8 million for the year ended December 31, 1998, as compared to a net loss of $17.1 million for the year ended December 31, 1997.

Year ended December 31, 1997 compared to the year ended December 31, 1996

         The Company's consolidated net sales decreased $9.4 million, or 15.1%, to $53.1 million for the year ended December 31, 1997, as compared to $62.5 million for the year ended December 31, 1996. The decrease was primarily the result of the Company's divestiture of its European operations effective April 1997. North American sales were comparable with the prior year. Sales to international dealers continued their strong performance, increasing 120%, due to increased market penetration in South America, Israel, and Russia, and an increase in original equipment manufacturers ("OEM") sales of almost 5%. Domestic retail aftermarket and automotive expediter sales were down 24% from 1996, primarily due to increased competition and production constraints in the last half of the year resulting from the consolidation of domestic operations.

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

         Interest expense was down 9% for the year ended December 31, 1997, to $1.4 million, as compared to $1.6 million for the prior year end. The Company's senior debt refinancing and proceeds from the issuance of preferred equity used to reduce the Company's outstanding indebtedness contributed to the decrease.

         For the year ended December 31,1997, the Company recorded $11.4 million as litigation expense, which includes an amount for contingency reserve made in response to a judgment issued on February 3, 1998 (as amended), and Company defense costs incurred, both in connection with a patent infringement claim. See
Note 10 to Financial Statements.

         Income tax expense of $1.2 million for the year ended December 31, 1997, reflected a valuation allowance against the Company's deferred tax assets. The Company determined that any deferred tax benefit, and related asset, resulting from current and prior year operating losses was not currently recognizable.

         As a result of the foregoing, the Company incurred a net loss of $17.1 million for the year ended December 31, 1997, as compared to a net loss of $7.1 million for the year ended December 31, 1996.




EFFECT OF INFLATION

         The Company does not believe that inflation has had a material impact on its operations over the past three years.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's consolidated working capital at December 31, 1998 was $654,000, as compared to $3 million at December 31, 1997. The current ratio (current assets divided by current liabilities) as of December 31, 1998 was 1.10 to 1, compared to 1.36 to 1 at December 31, 1997. The changes in working capital and current ratio as of December 31, 1998, as compared to December 31, 1997, were in large measure due to the Company's operating loss in 1998 and litigation settlements.

         Cash used in operating activities was $9.7 million for the year ended December 31, 1998, which reflected payments for litigation settlements and related defense costs of $10.7 million. Excluding litigation related payments, the Company's operating activities provided cash flow of $1 million through improved collection of receivables and reduction of excess inventory levels. The Company's capital expenditures for 1998, net of proceeds from the sale of capital assets, were financed from borrowings. The Company had no material commitments for capital expenditures as of December 31, 1998, and does not anticipate significant capital expenditures for 1999. As of December 31, 1998, the Company had $400,000 available for borrowing under the Company's $12 million revolving note.

         On June 1, 1998, the Company entered into a comprehensive worldwide settlement agreement and mutual release as it relates to the Detroit Litigation judgment in exchange for payment of $10 million by the Company. Payment was made on June 19, 1998, with proceeds from Term loan C, provided for under the provisions of the senior credit agreement.

         On March 29, 1999, the Company entered into (a) a credit agreement with its Series A-1 shareholders and senior lender, (b) an amendment and waiver to the senior credit agreement dated October 24, 1997, as amended, and (c) agreements amending the warrants previously issued by the Company to its Series A-1 shareholders and senior lender.

         Pursuant to this credit agreement, the lenders have made available to the Company an unsecured term loan facility for up to $1.5 million. Proceeds from the loans were used for working capital requirements. The interest rate on borrowings is 15%. The Company may only borrow under the facility if it has a minimum amount of availability under the senior credit agreement.


         As consideration to enter into the credit agreement by its Series A-1 shareholders and senior lender, the Company agreed to a reduction in price of certain of their warrants previously issued. The warrant amendments reduce the exercise price from either $1.04 or $1.88 to $.52 per share, with further reductions of $.10 per share every three months starting October 31, 1999, if there remains outstanding at such time any obligation of the Company under the credit agreement.

         The Company believes it will be able to meet all of its current obligations, including capital expenditures and debt service, from its existing revolving credit facility, cash flow from operations, and with proceeds from the additional financing noted above.

YEAR 2000 READINESS DISCLOSURE

         The "Year 2000 issue" is generally used to describe various problems that may result from the improper processing of dates related to the year 2000 and beyond by computers and other types of equipment, including embedded technology in production machinery and equipment, due to some systems storing the year as two digits versus four digits. This generally means that affected computer hardware and software will not properly distinguish dates in 2000 from dates in 1900.

State of Readiness

         The Company's Information Services department is coordinating the evaluation and resolution of the Company's Year 2000 issues. Major groups, such as manufacturing, engineering, finance, purchasing and human resources, have been surveyed for affected applications affecting the Company's business, including core business systems, user-controlled plant processes, user-controlled research and development processes, suppliers and payroll. The Year 2000 project is being implemented in five phases: Assessment, Planning, Implementation, Testing and Contingency Planning. The Company began the Assessment and Planning phases during the third quarter of 1998 and completed these phases during the first quarter of 1999. The Implementation phase began during the fourth quarter of 1998, and will continue through the third quarter of 1999. Testing began during the first quarter of 1999 and will continue through the third quarter of 1999, with all critical systems being tested and completed during the second quarter. The Company is in the process of reviewing its other electronic and software products for Year 2000 compliance. Some of the Company's products contain embedded chips, but the Company has determined that these products should continue to function properly, as they do not store or use date information.

         The Company is also undertaking a review of companies with which it transacts business to determine their Year 2000 compliance. Key suppliers and customers are being targeted in this review. As part of this evaluation, the Company will send out Year 2000 questionnaires and will visit certain supplier sites. Early inquiries indicate a range of Year 2000 activity by these customers and suppliers, but the results of the evaluation are not yet complete.

Costs to Address Year 2000 Issues

         The costs associated with Year 2000 compliance are divided into roughly two-thirds hardware and software and one-third personnel expense and professional fees paid to third party providers for assistance. It is the Company's practice to expense personnel costs and fees as incurred and to capitalize allowable new and upgraded hardware and software in accordance with its policies and procedures. Costs expended in 1998, excluding personnel costs and fees, were approximately $60,000, with additional costs of $150,000 anticipated in 1999. The Company expects to fund costs associated with Year 2000 activities from its operations.

Risks Presented by Year 2000 Issues

Successful execution of the Company's Year 2000 project would result in critical systems becoming Year 2000 compliant on a timely basis. If, however, Year 2000 issues persist in these systems, then there could be an interruption in, or failure of, the Company's normal business activities that could have a material adverse effect on the Company's operations, liquidity and financial condition. The Company's Year 2000 project will also help improve the Company's information on the preparedness of third parties with whom it transacts business. While the information is valuable in helping the Company assess these Year 2000 risks, there can be no assurances that the information received is accurate or complete, that these third parties have fully anticipated their Year 2000 exposure, or that these third parties will become Year 2000 compliant on a timely basis. If Year 2000 issues persist with these third parties, then there could be an interruption in, or failure of, the Company's normal business activities that could have a material adverse effect on the Company's operations, liquidity and financial condition. At this time there is insufficient information to evaluate the likelihood of such an occurrence. In addition, there are Year 2000 issues that will generally affect all businesses, including the Company, such as the Year 2000 compliance of public utility companies and governmental agencies. If such Year 2000 issues occur, then there could be an interruption in, or failure of, the Company's normal business activities that could have a material adverse effect on the Company's operations, liquidity and financial condition. At this time, there is insufficient information to evaluate the likelihood of such an occurrence.

Contingency Plans

         While the Company would generally expect to manage business interruptions relating to Year 2000 issues in a manner similar to other potential interruption issues encountered in the regular course of business, the Company is developing certain contingency plans relating specifically to Year 2000 issues. For example, the current contingency plan would allow the Company to operate for a short period of time without the intervention of computers in its internal operations, to establish alternate suppliers wherever possible and to have certain suppliers build a bank of inventory during the latter part of 1999. Contingency planning began in the first quarter of 1999 and will continue into early second quarter 1999. The Company will review its contingency plans periodically for their efficacy and revise them as necessary throughout 1999 as it progresses with its Year 2000 project. However, the contingency plans are expected to provide relief only for short periods, after which there could be an interruption in, or failure of, the Company's normal business activities that could have a material adverse effect on the Company's operations, liquidity and financial condition.

FORWARD-LOOKING STATEMENTS

         Under the Private Securities Litigation Reform Act of 1995, companies are provided a "safe harbor" for discussing their expectations regarding future performance. We believe it is in the best interest of our shareholders and investors to use these provisions and provide such forward-looking information. Such forward-looking statements include items such as our expectations for future Company performance and earnings; our expectations regarding future income tax rates and liabilities and future capital expenditures; our estimated completion dates for the various phases of our Year 2000 Plan, as well as the project's estimated costs and projected effectiveness; our belief in the Company's ability to meet its current obligations; and other statements that are not historical facts.

         Our forward-looking statements speak only as of the date of this report and are based on currently available industry, financial, and economic data and our operating plans. They are also inherently uncertain, and events could turn out to be materially different from our expectations.

         Factors that could cause or contribute to such differences include, but are not limited to, economic conditions affecting the demand for new vehicles; the uncertainties inherent in resolving disputed matters through negotiation, arbitration, litigation, or other means; changing tax laws and regulations, as well as their interpretations; competitive and technological changes that affect our ability to market our products competitively and cost effectively; personal events that affect key employees' employment relationships with the Company; the risks discussed above in our Year 2000 Readiness Disclosure; and such other risk factors as may be discussed in the Company's reports filed with the U.S. Securities and Exchange Commission.

         The Company disclaims any obligation or undertaking to disseminate any updates or revisions to its statements, forward-looking or otherwise, to reflect changes in the Company's expectations or any change in events, conditions, or circumstances on which such statements are based.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK.

         In the normal course of business, the Company is subject to market risk exposure from changes in interest rates and raw material prices. Substantially all of the Company's financial transactions are conducted in U.S. currency, and therefore the Company does not believe that there is any potential material loss with respect to foreign currency exchange rate risk. All of the Company's market risk sensitive instruments are entered into for non-trading purposes.

         Interest rates represent the primary risk of loss to the Company. Substantially all of the Company's long-term debt is based upon variable rates of interest, either short-term U.S. prime or LIBOR. Hypothetical 1% adverse change in average rates during 1999, assuming long-term debt at December 31, 1998 remains outstanding for the entire period, would result in additional interest expense of approximately $180,000. The Company manages the exposure to rate increases by selecting between various maturities under LIBOR based loans versus prime rate loans.

         The Company's has limited its exposure to significant raw material price increases for 1999, as the Company has entered into fixed pricing arrangements on major components with key suppliers.


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



ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.

         Information with respect to this item may be found under the caption "Proposal II - Approval of Independent Certified Public Accountants" of the Company's 1999 Proxy Statement and such information is incorporated herein by reference.



                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information with respect to this item may be found under the caption "Directors, Nominees and Executive Officers" and "Additional Information" of the Company's 1999 Proxy Statement and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         Information with respect to this item may be found under the captions "Executive Compensation", "Directors' Compensation" and "Compensation Committee Report on Executive Compensation" of the Company's 1999 Proxy Statement and such information is incorporated herein by reference.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         Information with respect to this item may be found under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Shareholder Agreement" of the Company's 1999 Proxy Statement and such information is incorporated herein by reference.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information with respect to this item may be found under the caption "Certain Transactions" and "Shareholder Agreement" of the Company's 1999 Proxy Statement and such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.




(a) The following documents are filed as a part of this report:

1.       Financial Statements:
         The consolidated financial statements and notes thereto filed with this report are listed on page F-1.

2.       Financial Statements Schedule:
         The financial statement schedule filed with this report is listed on page F-1. All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the required information is included in the Financial Statements or Notes thereto.

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

9. Shareholder Agreement, as amended, incorporated by reference to Exhibit 9 to the Company's Form 10-K for the year ended December 31, 1989.


9.1 Termination of Shareholder Agreement dated February 15, 1997 incorporated by reference to the Company's Form 10-K for the year ended December 31, 1996.

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

10.1.2 Conformed Copy Incorporating Amendment and Waiver dated as of March 4, 1998, of the Credit Agreement, incorporated by reference to Exhibit
         10.74 to the Company's Form 8-K dated March 4, 1998.

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

10.1.4 Amendment No. 3 and Waiver No. 3 to Credit Agreement and Other Loan Documents dated April 20, 1998, by and among Company, General Electric Capital Corporation ("GECC"), in its capacity as a "Lender", and the other financial institutions which may from time to time become parties to the Credit Agreement (GECC, in such capacity, and such other financial institutions being sometimes hereinafter referred to collectively as the "Lenders" and individually as a "Lender"), and GECC, in its separate capacity as agent for the Lenders, incorporated by reference to Exhibit 10.1.4 to the Company's Form 10-Q for the quarter ended June 30, 1998.

10.1.5 Waiver No. 4 to Credit Agreement and Other Loan Documents dated June 12, 1998, by and among Company, General Electric Capital Corporation ("GECC"), in its capacity as a "Lender", and the other financial institutions which may from time to time become parties to the Credit Agreement (GECC, in such capacity, and such other financial institutions being sometimes hereinafter referred to collectively as the "Lenders" and individually as a "Lender"), and GECC, in its separate capacity as agent for the Lenders, incorporated by reference to Exhibit 10.1.5 to the Company's Form 10-Q for the quarter ended June 30, 1998.

10.1.6 Waiver No. 5 to Credit Agreement and dated July 1, 1998, by and among Company, General Electric Capital Corporation ("GECC"), in its capacity as a "Lender", and the other financial institutions which may from time to time become parties to the Credit Agreement (GECC, in such capacity, and such other financial institutions being sometimes hereinafter referred to collectively as the "Lenders" and individually as a "Lender"), and GECC, in its separate capacity as agent for the Lenders, incorporated by reference to Exhibit 10.1.6 to the Company's Form 10-Q for the quarter ended June 30, 1998.

10.1.7 Waiver No. 6 to Credit Agreement dated as of August 14, 1998, by and among the Company, the other Credit Parties from time to time party to the Credit Agreement, the financial institutions from time to time party to the Credit Agreement (the "Lenders"), and General Electric Capital Corporation ("GECC") in its individual capacity and as agent for the Lenders, incorporated by reference to Exhibit 10.1.7 to the Company's Form 10-Q for the quarter ended September 30, 1998.

10.1.8 Amendment No. 4, Waiver No. 7, and Consent No. 2 to Credit Agreement and Other Loan Documents dated as of October 1, 1998, by and among the Company, the other Credit Parties from time to time party to the Credit Agreement, the financial institutions from time to time party to the Credit Agreement (the "Lenders"), the financial institutions from time to time party to the Litigation L/C Agreement (the "Term Lenders"), and General Electric Capital Corporation ("GECC") in its individual capacity as a "Lender," a "Term Lender," and as agent for the Lenders and the Term Lenders, incorporated by reference to Exhibit 10.1.8 to the Company's Form 10-Q for the quarter ended September 30, 1998.


10.2 Security Agreement dated as of October 24, 1997 executed by the Company in favor of the Agent and the Lenders (Credit Agreement), incorporated by reference to Exhibit 10.41 to the Company's Form 8-K dated October 24, 1997.

10.3 Security Agreement dated as of October 24, 1997 executed by Tessco Group, Inc. ("Tessco"), in favor of the Agent and the Lenders (Credit Agreement), incorporated by reference to Exhibit 10.42 to the Company's Form 8-K dated October 24, 1997.

10.4 Guaranty dated as of October 24, 1997 executed by Tessco in favor of Agent and the Lenders (Credit Agreement), incorporated by reference to
         Exhibit 10.43 to the Company's Form 8-K dated October 24, 1997.

10.5 Pledge Agreement dated as of October 24, 1997 executed by Company in favor of the Agent and the Lenders (Credit Agreement), incorporated by reference to Exhibit 10.44 to the Company's Form 8-K dated October 24, 1997.

10.6 Pledge Agreement dated as of October 24, 1997 executed by Craig S. Camalo in favor of the Agent and the Lenders (Credit Agreement), incorporated by reference to Exhibit 10.45 to the Company's Form 8-K dated October 24, 1997.

10.7 Patent Security Agreement dated October 24, 1997 executed by Company in favor of the Agent and the Lenders (Credit Agreement), incorporated by reference to Exhibit 10.46 to the Company's Form 8-K dated October 24, 1997.

10.8 Contribution Indemnification and Subordination Agreement dated October 24, 1997 among the Credit Parties (Credit Agreement), incorporated by reference to Exhibit 10.47 to the Company's Form 8-K dated October 24, 1997.

10.9 Litigation L/C and Term Loan C Agreement (the "Litigation Agreement") dated as of October 24, 1997 among the Company, Agent and other financial institutions which may from time to time become parties to the Litigation Agreement as Term Lenders, incorporated by reference to
         Exhibit 10.48 to the Company's Form 8-K dated October 24, 1997.

10.10 Security Agreement dated October 2, 1997 executed by the Company in favor of the Agent and the Term Lenders (Litigation Agreement), incorporated by reference to Exhibit 10.49 to the Company's Form 8-K dated October 24, 1997.

10.11 Security Agreement dated October 24, 1997 executed by Tessco in favor of the Agent and the Term Lenders (Litigation Agreement), incorporated by reference to Exhibit 10.50 to the Company's Form 8-K dated October 24, 1997.

10.12 Guaranty dated as of October 24, 1997 executed by Tessco in favor of the Agent and the Term Lenders (Litigation Agreement), incorporated by reference to Exhibit 10.51 to the Company's Form 8-K dated October 24, 1997.

10.13 Pledge Agreement dated as of October 24, 1997 executed by the Company in favor of the Agent and the Term Lenders (Litigation Agreement), incorporated by reference to Exhibit 10.52 to the Company's Form 8-K dated October 24, 1997.

10.14 Pledge Agreement dated as of October 24, 1997 executed by Craig S. Camalo in favor of the Agent and the Terms Lenders (Litigation Agreement), incorporated by reference to Exhibit 10.53 to the Company's Form 8-K dated October 24, 1997.

10.15 Patent Security Agreement dated as of October 24, 1997 executed by the Company in favor of the Agent and the Term Lenders (Litigation Agreement), incorporated by reference to Exhibit 10.54 to the Company's Form 8-K dated October 24, 1997.

10.16 Warrant Purchase Agreement dated as of October 24, 1997 executed by GECC and the Company, incorporated by reference to Exhibit 10.55 to the Company's Form 8-K dated October 24, 1997.

10.17 Warrant to Purchase Common Stock of Company issued to GECC and executed by the Company, incorporated by reference to Exhibit 10.56 to the Company's Form 8-K dated October 24, 1997.

10.18 Unit Purchase Agreement dated as of October 27, 1997 among the Company, Pegasus Partners, L.P. ("PP"), Pegasus Related Partners, L.P. ("PRP"), incorporated by reference to Exhibit 10.57 to the Company's Form 8-K dated October 24, 1997.

10.19 Letter granting PP and PRP the right to purchase accelerated obligations executed by GECC and acknowledged by the Company, incorporated by reference to Exhibit 10.58 to the Company's Form 8-K dated October 24, 1997.

10.20 Registration Rights Agreement dated as of October 27, 1997 among the Company, PP, PRP and GECC, incorporated by reference to Exhibit 10.59 to the Company's Form 8-K dated October 24, 1997.

10.21 Form of Attached Warrant to purchase Common Stock of the Company, incorporated by reference to Exhibit 10.60 to the Company's Form 8-K dated October 24, 1997.

10.22 Form of Shortfall Warrant to purchase Common Stock of the Company, incorporated by reference to Exhibit 10.61 to the Company's Form 8-K dated October 24, 1997.

10.23 Form of Litigation Warrant to purchase Common Stock of the Company, incorporated by reference to Exhibit 10.62 to the Company's Form 8-K dated October 24, 1997.

10.24 Limited Supplemental Guaranty dated as of October 24, 1997 by and among PP, PRP and GECC, incorporated by reference to Exhibit 10.64 to the Company's Form 8-K dated October 24, 1997.

10.25 Limited Litigation Guaranty dated as of October 24, 1997 by and among PP, PRP and GECC, incorporated by reference to Exhibit 10.65 to the Company's Form 8-K dated October 24, 1997.

10.26    Company's 1997 Stock Option Plan, incorporated by reference to Exhibit
         10.66 to the Company's Form 8-K dated October 24, 1997.

10.27 Letter Agreement dated as of October 27, 1997 among Robyn L. Mueller Trust, the Kenneth M. Mueller Charitable Remainder Unitrust, Mr. Rand Mueller, PP, PRP and the Company, incorporated by reference to Exhibit
         10.67 to the Company's Form 8-K dated October 24, 1997.

10.28 Employment Agreement with Rand W. Mueller, as amended, incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, as amended, registration No. 33-31356 ("Form S-1"), and as further amended by Amendment No. 2 to Employment Agreement incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1992 ("September 1992 10-Q"); and as further amended by Amendment No. 4 to Employment Agreement dated May 20, 1997 and Amendment No. 5 to Employment Agreement dated May 29, 1997, each incorporated by reference to Exhibit 10.68 to the Company's Form 8-K dated October 24, 1997.

10.29    Employment Agreement dated May 20, 1997 between the Company and Craig
         S. Camalo, incorporated by reference to Exhibit 10.69 to the Company's Form 8-K dated October 24, 1997.

10.30 Employment Agreement dated May 20, 1997 between the Company and Peter Stouffer, incorporated by reference to Exhibit 10.70 to the Company's Form 8-K dated October 24, 1997.

10.31 Employment Agreement dated May 20, 1997 between the Company and Michael Schroeder, incorporated by reference to Exhibit 10.71 to the Company's Form 8-K dated October 24, 1997.

10.32    Letter Agreement dated October 1, 1997 between then Company and Kenneth
         M. Mueller, incorporated by reference to Exhibit 10.72 to the Company's Form 8-K dated October 24, 1997.

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

10.34 Indemnification Agreement with Rand W. Mueller, incorporated by reference to Exhibit 10.4 to Form S-18.

         The Company has entered into the same form of agreement with the following directors and executive officers as of the dates indicated:

         Description
         Marshall J. Mueller May 29, 1987
         Kenneth M. Mueller May 29, 1987
         William S. Pickett May 29, 1987
         Alan H. Foster May 17, 1988
         Peter J. Stouffer March 22, 1991
         Jack D. Rutherford May 21, 1991
         Michael P. Schroeder March 24, 1995
         Craig S. Camalo April 15, 1996

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

10.38    General Motors Corporation contract, incorporated by reference to
         Exhibit 10.19 to Form S-1.

10.39    Ford Motor Corporation contract, incorporated by reference to Exhibit
         10.20 to Form S-1.

10.40    Chrysler Corporation contract, incorporated by reference to Exhibit
         10.21 to Form S-1.

10.41 Purchase Agreement with Mitsubishi Motor Sales of America, Inc., incorporated by reference to Exhibit 10.22 to 1992 Form 10-K.

16.1 Changes in Registrant's Certifying Accountant, incorporated by reference to Exhibit 16.1 to the Company's Form 8-K dated November 2, 1998.

16.2 Changes in Registrant's Certifying Accountant, incorporated by reference to Exhibit 16.2 to the Company's Form 8-K dated December 30, 1998.

21*      List of Subsidiaries.

27*      Financial Data Schedule.

b) A Form 8-K dated November 2, 1998, reporting Items 4 and 7, and a Form 8-K dated December 30, 1998, reporting Item 4, were filed by the Company during the quarter ended December 31, 1998.

 * Filed with this report.

CODE-ALARM, INC. AND SUBSIDIARIES
CONTENTS

                                                                                                           PAGES
                                                                                                           -----

CONSOLIDATED FINANCIAL STATEMENTS OF CODE-ALARM, INC. AND SUBSIDIARIES:

REPORTS OF INDEPENDENT  AUDITORS.................................................................        F-2 TO F-3

CONSOLIDATED FINANCIAL STATEMENTS:

   BALANCE SHEETS ...............................................................................               F-4

   STATEMENTS OF OPERATIONS .....................................................................               F-5

   STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) .................................................               F-6

   STATEMENTS OF CASH FLOWS .....................................................................               F-7

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................................       F-8 TO F-19

FINANCIAL STATEMENT SCHEDULE:

   REPORT OF INDEPENDENT AUDITORS................................................................              F-20

   II.  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES...........................................              F-21

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Code-Alarm, Inc.

We have audited the accompanying consolidated balance sheet of Code-Alarm, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 1998, listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Code-Alarm, Inc. and subsidiaries at December 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                       /s/ Ernst & Young LLP

Detroit, Michigan
March 1, 1999,
except for the effects of the
amendments to the loan agreements
as described in Note 6, as to which
the date is March 31, 1999

REPORT OF INDEPENDENT AUDITORS

         We have audited the accompanying consolidated balance sheet of Code-Alarm, Inc. and subsidiaries (the "Company"), as of December 31, 1997, and the related statements of operations, shareholders' equity (deficit), and of cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Code-Alarm, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
Detroit, Michigan
April 15, 1998

CONSOLIDATED BALANCE SHEETS
CODE-ALARM, INC. AND SUBSIDIARIES



---------------------------------------------------------------------------------------------------------------------------
 December 31,                                                                                           1998         1997
---------------------------------------------------------------------------------------------------------------------------
                                                                                                          (In thousands)
ASSETS

Current assets:
      Cash                                                                                            $     62     $     36
      Accounts receivable, less allowance of $486,000 and $1,073,000
         in 1998 and 1997, respectively                                                                  3,793        5,615
      Inventories (Notes 1 and 3)                                                                        2,727        4,291
      Refundable income taxes                                                                                           950
      Other                                                                                                474          503
---------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                     7,056       11,395
---------------------------------------------------------------------------------------------------------------------------


Property and equipment, net of accumulated depreciation (Notes 1 and 4)                                  1,908        2,444

Other assets, net of amortization:
      Goodwill  (Note 1)                                                                                   293          320
      Other intangibles                                                                                    105          332
      Financing costs (Note 5)                                                                           2,802        1,044
      Other                                                                                                187          527
---------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                                    $ 12,351     $ 16,062
===========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable                                                                                $  4,176      $ 5,545
      Accrued expenses                                                                                   1,775        2,040
      Current portion of long-term debt (Note 6)                                                           451          797
---------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                6,402        8,382
---------------------------------------------------------------------------------------------------------------------------

Long-term debt (Note 6)                                                                                 18,006        6,574
Reserve for litigation (Note 10)                                                                                     10,000

Commitments and contingencies (Notes 7 and 10)

Series A 10% redeemable preferred stock, $.01 par value; 400,000 shares authorized
      57,756 and 55,000 issued and outstanding in 1998 and 1997, respectively (Note 8)                   7,351        7,000

Shareholders' equity (deficit):
      Preferred stock, non-cumulative, no par value; 99,999 shares authorized; none issued
      Series B redeemable preferred stock, $.01 par value; 1 share authorized, issued and outstanding in 1998 and 1997
      Common stock, no par value; 20,000,000 and 5,000,000 shares authorized in 1998 and
         1997, respectively; 2,320,861 issued and outstanding in 1998 and 1997, respectively            12,213       12,213
      Other equity (Notes 5 and 8)                                                                       7,179        4,179
      Accumulated deficit                                                                              (38,800)     (32,286)
---------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity (deficit)                                                             (19,408)     (15,894)
---------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity (deficit)                                            $ 12,351     $ 16,062
===========================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
CODE-ALARM, INC. AND SUBSIDIARIES

---------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                                    1998          1997              1996
---------------------------------------------------------------------------------------------------------------------------
                                                                                   (In thousands, except per share data)

Net sales (Note  11)                                                             $ 41,660        $ 53,076          $ 62,503
Cost of sales                                                                      29,276          35,473            43,074
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                       12,384          17,603            19,429
---------------------------------------------------------------------------------------------------------------------------

Operating expenses:
      Sales and marketing                                                           6,871           7,739            10,145
      Engineering                                                                   1,777           1,542             2,350
      General and administrative                                                    4,885           8,810            10,175
      Impairment of goodwill (Note 1)                                                               1,536             2,917
      Restructuring charges (Note 13)                                                                 773
                                                                                 --------        --------          --------
                                                                                   13,533          20,400            25,587
                                                                                 --------        --------          --------
Loss from operations                                                               (1,149)         (2,797)           (6,158)
Other (income) expense:
      Interest expense                                                              1,622           1,434             1,576
      Amortization of financing costs (Note 5)                                      1,307
      Litigation expense (Note 10)                                                  1,547          11,403
      Other                                                                           387             272               (14)
                                                                                 --------        --------          --------
                                                                                    4,863          13,109             1,562
                                                                                 --------        --------          --------
Loss before income taxes                                                           (6,012)        (15,906)           (7,720)
Income tax expense (benefit):
      Current                                                                        (205)           (868)             (761)
      Deferred                                                                                      2,040               176
                                                                                 --------        --------          --------
                                                                                     (205)          1,172              (585)
                                                                                 --------        --------          --------
Net loss                                                                           (5,807)        (17,078)           (7,135)
Preferred stock dividends                                                            (707)           (128)
Intrinsic value of beneficial conversion feature on
      Series A redeemable preferred stock (Note 8)                                                 (4,179)
---------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                                              $ (6,514)      $ (21,385)         $ (7,135)
===========================================================================================================================
Loss per share - basic and diluted                                               $  (2.81)      $   (9.21)         $  (3.07)
===========================================================================================================================
Weighted average common shares outstanding                                          2,321           2,321             2,321
===========================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' EQUITY (DEFICIT)
CODE-ALARM, INC. AND SUBSIDIARIES


                                                                                                     Accumulated
                                                       Common Stock                                    Other            Total
For the years ended December 31, 1996, 1997         -----------------      Other     Accumulated   Comprehensive   Shareholders'
and 1998                                            Shares     Amount      Equity       Deficit       Income      Equity (Deficit)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                     (In thousands)

Balance, December 31, 1995                          2,320     $ 12,210                $ (3,766)         $ 54         $   8,498

Stock issued under stock option plan                    1            3                                                       3

Net loss                                                                                (7,135)                         (7,135)
Foreign currency translation adjustment                                                                 (314)             (314)
                                                                                                                     ---------
 Comprehensive loss                                                                                                     (7,449)
-------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                          2,321       12,213                 (10,901)         (260)            1,052
------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                               (17,078)                        (17,078)
Foreign currency translation adjustment                                                                  260               260
                                                                                                                     ---------
Comprehensive loss                                                                                                     (16,818)

Recognition of intrinsic value of beneficial
     conversion feature on Series A redeemable
     preferred stock                                                       $ 4,179      (4,179)

Preferred stock dividends                                                                 (128)                           (128)
------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                          2,321       12,213       4,179     (32,286)                        (15,894)
------------------------------------------------------------------------------------------------------------------------------

Net loss and comprehensive loss                                                         (5,807)                         (5,807)

Value of warrants (Note 5)                                                   3,000                                       3,000

Preferred stock dividends                                                                 (707)                           (707)
------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                         2,321      $ 12,213     $ 7,179    $(38,800)         $            $ (19,408)
==============================================================================================================================



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CODE-ALARM, INC. AND SUBSIDIARIES

---------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                                1998             1997                1996
---------------------------------------------------------------------------------------------------------------------------
                                                                                           (In thousands)
Cash flows from operating activities:
    Net loss                                                                $ (5,807)       $ (17,078)           $ (7,135)
    Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
        Depreciation and amortization                                          2,369            1,853               1,309
        Impairment of goodwill                                                                  1,536               2,917
        Write off other assets                                                   219            1,358
        Payment of litigation settlement                                     (10,000)          (6,055)
        Foreign currency translation effect on cash                                               260
        Deferred income taxes                                                                   2,040                  86
        Noncash litigation charge                                                485
        Changes in assets and liabilities:
            Accounts receivable                                                1,822            3,183               1,954
            Inventories                                                        1,564            4,443               6,077
            Refundable income taxes                                              950              109                (234)
            Other assets                                                         369              167                 492
            Accounts payable                                                  (1,369)          (4,329)             (2,487)
            Accrued expenses                                                    (293)            (340)                548
            Reserve for litigation                                                             10,000                  95
-------------------------------------------------------------------------------------------------------------------------
    Total adjustments                                                         (3,884)          14,225              10,757
-------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) operating activities                       (9,691)          (2,853)              3,622
-------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Capital expenditures                                                        (988)            (266)               (716)
    Proceeds from disposal of property and equipment                             432
-------------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                       (556)            (266)               (716)
-------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Debt refinancing and preferred stock issue costs                                           (1,074)
    Proceeds from revolving credit agreement                                   1,828            5,880
    Issuance of senior lender term note                                       10,000
    Reduction of long-term debt                                               (1,227)          (8,696)             (3,072)
    Net paydown of line of credit                                                                                    (207)
    Issuance of common stock                                                                                            2
    Issuance of redeemable preferred stock                                                      7,000
    Preferred stock dividends paid                                              (328)
-------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                       10,273            3,110              (3,277)
-------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in cash                                               26               (9)               (371)
    Cash, beginning of year                                                       36               45                 416
-------------------------------------------------------------------------------------------------------------------------
    Cash, end of year                                                       $     62        $      36            $     45
=========================================================================================================================
Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                                  $  1,488        $   1,453            $  1,576
=========================================================================================================================
Noncash transaction-payment of dividends-in-kind
    on Series A preferred stock                                             $    351        $       -            $      -
=========================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                        CODE-ALARM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS OPERATIONS

         The Company designs, manufactures, imports and markets vehicle security systems, keyless entry systems, remote car starters, and related products. During 1997, the Company consolidated all operations to the headquarters location in Madison Heights, MI. This consolidation included closing subsidiary operations in Europe and Texas. All costs associated with the consolidation were recognized as of December 31, 1997. See further discussion in the intangible asset description below and in Note 13, "Restructuring."

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is being provided using the straight-line method over the estimated useful lives of the related assets. Upon retirement or disposal of property or equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in operations. Estimated useful lives are 3 to 8 years for machinery and equipment, 5 years for furniture and fixtures, 4 years for computer equipment, and leasehold improvements are depreciated over the life of the leases.

INTANGIBLE ASSETS

         The excess of acquisition cost over net assets acquired ("Goodwill") is amortized on a straight-line basis over 12 years. The Company continually evaluates the realizability of Goodwill based upon expectations of estimated undiscounted future cash flow and operating income. Impairment of Goodwill is recognized as a charge to operations when the estimated future cash flows are less than the carrying value of the Goodwill. In 1997 and 1996, $1,536,000 and $2,917,000, respectively, was charged to operations for impairment of Goodwill associated with acquisitions. The costs of all other intangible assets, comprised primarily of patents and trademarks, are amortized on a straight-line basis over their respective estimated useful lives, generally five years. Accumulated amortization of intangible assets amounted to $1,723,000 and $1,469,000 at December 31, 1998 and 1997, respectively.

REVENUE RECOGNITION

         Revenues and related product return and warranty costs are recognized from sales when the product is shipped. Accrued warranty costs amounted to $312,000 and $213,000 at December 31, 1998 and 1997, respectively.

RESEARCH AND DEVELOPMENT AND ADVERTISING COSTS

         Expenditures for the research and development of new and improved products are charged to operations as incurred and aggregated $763,000, $580,000, and $601,000 for the years ended December 31, 1998, 1997, and 1996, respectively. Advertising costs are charged to operations as incurred. Amounts incurred were $778,000, $704,000, and $578,000 in 1998, 1997, and 1996,
respectively.


MANAGEMENT ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements. The actual results could differ from the estimates made in the preparation of the consolidated financial statements.

LOSS PER COMMON SHARE

         In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS 128 replaces the presentation of primary and fully diluted earnings per share ("EPS") with a presentation of basic and diluted EPS. Basic EPS excludes potential share dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings, but does not include shares issuable upon conversion of securities that would have an antidilutive effect on earnings per share. All prior period EPS data has been restated. The adoption of this new accounting standard did not have a material effect on the Company's reported EPS amounts.

         The diluted loss per share for the years ended December 31, 1998, 1997, and 1996 does not include shares issuable upon exercise or conversion of stock options or warrants, as they would have an antidilutive effect on the loss per share.

CONCENTRATION OF CREDIT AND SUPPLY RISK

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

         Financial instruments, which potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable. The Company's customer base includes automotive manufacturers and distributors and installers of automotive aftermarket parts. The Company's ongoing credit evaluation process and reasonably short collection terms, as well as the large number of customers comprising the Company's customer base, help mitigate any concentration of credit risk. The Company does not generally require collateral for its trade accounts receivable. For its foreign customers, the Company generally requires prepayments or irrevocable letters of credit.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of January 1, 1998. Other comprehensive loss consists of foreign currency translation adjustments. Comprehensive loss is shown in the Statement of Shareholders' Equity (Deficit).

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1998. See Note 11.

2.  FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended December 31, 1998, 1997, and 1996, the Company has incurred a net loss of ($5,807,000), ($17,078,000), and ($7,135,000), respectively, and has shareholders' deficit of ($19,408,000) at December 31, 1998. These factors, among others, may indicate that the Company will be unable to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or payment of liabilities should the Company be unable to continue as a going concern.

         The Company's ability to continue as a going concern is dependent upon meeting its profitability and cash flow objectives, receiving waivers of defaults and amendments to its senior credit agreement, and obtaining additional financing. Management's plans for 1999 to address the conditions described above include the following:

             - Ensure that business plans and objectives are met, which include
          (a) increased sales through newly developed and additional direct sales force, (b) introduction of new product line for the Code(TM) and Chapman(TM) brands, (c) new OEM customer direct business, (d) more cost effective mix of manufactured components and components purchased complete from foreign sources, and (e) ongoing cost management.

             - Seek additional financing to meet short-term working capital requirements and amend senior credit agreement placing the Company in compliance with all loan covenants. On March 29, 1999, the Company obtained $1.5 million of additional financing and received from its senior lender necessary waivers of defaults and amendments to its senior credit agreement. (See Note 6 for further discussion.)

        If management is unsuccessful in achieving the plans set forth above, the Company may determine it necessary to undertake other actions as appropriate.



3.  INVENTORIES
         Inventories consist of the following:                                                   DECEMBER 31
                                                                                             --------------------
                                                                                             1998            1997
                                                                                             ----            ----
                                                                                               (In thousands)

Raw materials..........................................................                  $   2,234        $ 3,425
Work in process........................................................                        310            680
Finished goods.........................................................                        183            186
                                                                                         ---------        -------
                                                                                         $   2,727        $ 4,291
                                                                                         =========        =======



4.  PROPERTY AND EQUIPMENT
         Property and equipment consist of the following:
                                                                                                 DECEMBER 31
                                                                                             -----------------
                                                                                             1998         1997
                                                                                             ----         ----
                                                                                              (In thousands)

Machinery and equipment................................................                  $   5,455       $ 7,604
Computer equipment.....................................................                      1,085           795
Leasehold improvements.................................................                        220         1,180
Furniture and fixtures.................................................                        181           628
                                                                                         ---------       -------
                                                                                             6,941        10,207
         Less accumulated depreciation.................................                     (5,033)       (7,763)
                                                                                         ----------      -------
                                                                                         $   1,908       $ 2,444
                                                                                         ==========      =======

         Depreciation  expense was $873,000,  $1,572,000,  and  $1,037,000 for the years ended  December 31,  1998,
1997, and 1996, respectively.



5.  WARRANTS

In conjunction with the 1997 credit facility and supplemental and litigation guarantees, the Company issued warrants as follows during 1998 and 1997:

GECC Warrant
         The Company issued a warrant to the lender ("GECC") under the credit facility to acquire up to 131,718 shares of the Company's common stock. The warrant has an exercise price of approximately $1.88 per share and expires in 2004. As a requirement of the antidilution provisions in the warrant, the issuance of the Litigation Warrants (discussed below) resulted in an adjustment to the GECC warrant, now providing the holder to acquire 238,725 shares at an exercise price of $1.04 per share (See Note 6 for adjustment to warrant exercise price.)

Shortfall Warrants

         The Company issued to the holders of its Series A-1 Preferred Stock warrants to acquire 1,000,000 shares of the Company's common stock in exchange for supplemental guarantees of up to $4,000,000 of the Company's indebtedness. The warrants have an exercise price of approximately $1.88 per share and expire after 7 years. (See Note 6 for adjustment to warrant exercise price.) The warrants, and any common stock previously issued to the holders upon exercise of the warrants, are redeemable at the option of the holders at any time after three years and six months from the date of issuance. The purchase price is the market price of the common stock for which such Shortfall Warrants are then exercisable, and in the case of the warrants, less the exercise price of such warrants.

Litigation Warrants

         In March 1998 the holders of the Company's Series A-1 Preferred Stock guaranteed a letter of credit, and subsequent payment in June 1998 of a $10 million loan ("Term loan C"). The proceeds from Term loan C were used as settlement for a judgment against the Company. In return for the guarantees, the Company issued to the holders of its Series A-1 Preferred Stock, warrants to purchase 7,026,790 shares of the Company's common stock. These warrants have an average exercise price of $.47 per share and expire after 7 years.

Warrant Valuation
         The Company estimated that the fair value of the Litigation Warrants, GECC Warrant, and Shortfall Warrants total approximately $3,000,000, at the date of issuance. This value has been included in the balance sheet at December 31, 1998, net of amortization. Amortization of $935,000 was charged to operations in 1998, related to the valuation of these warrants.

6.  LONG-TERM DEBT


Long-term debt consists of the following:                                            DECEMBER 31
                                                                                    -----------
                                                                                 1998           1997
                                                                                 ----           ----
                                                                                    (In thousands)

Revolving credit facility.....................................................  $  7,021       $5,193
Term loan A...................................................................       856        1,500
Term loan C...................................................................    10,000
Mortgage note.................................................................                    296
Promissory note...............................................................       485
Capital lease obligations.....................................................        95          382
                                                                                --------       ------
                                                                                  18,457        7,371
         Less current portion.................................................      (451)        (797)
                                                                                --------       ------
                                                                                $ 18,006       $6,574
                                                                                ========       ======



         In October 1997, the Company entered into a three year credit agreement ("senior credit agreement") with its senior lender extending revolving credit, letter of credit, and term loan facilities to the Company of up to $25.5 million for the purpose of (a) refinancing senior indebtedness, (b) providing working capital financing, and (c) either providing funds to satisfy, or providing letters of credit to permit the Company to bond an appeal of, a judgment adverse to the Company (see Note 10). The senior credit agreement now provides for a $12 million revolving note, $1.5 million term loan ("Term loan A"), and a $10 million term loan ("Term loan C"). The revolving credit facility bears interest at prime rate plus 1.5% or LIBOR plus 3.25%. Term loan A is payable in twelve
(12) equal quarterly installments and bears interest at prime plus 1.75% or LIBOR plus 3.5%. Term loan C is payable in quarterly installments of $250,000, commencing October 1, 1998, with the remaining principal payable upon termination, and bears interest at prime plus 2% or LIBOR plus 3.75%. The unused portion of the revolving note is subject to a commitment fee of two-fifths of one percent per annum. Letter of credit fees are 2% per annum, except the letter of credit fee issued in conjunction with the appeal bond was 3%.

         During 1998, the Company amended and restated its senior credit agreement with its senior lender to allow the Company the right to utilize the letter of credit facility for the above mentioned judgment, to draw on the letter of credit and utilize Term Loan C, to waive certain financial covenant violations and other compliance requirements (including those that existed at December 31, 1997), to correct certain disclosures, to provide for the deferral of quarterly installments under its term loans for one year, beginning October 1998, to modify certain of its provisions, including restricting the payment of all cash dividends during a quarter in which a principal payment has been deferred, to provide for the adoption of a certain stock option plan, and to request funding for the settlement of the judgment.

         The senior credit agreement, as amended, is subject to maximum annual capital expenditures and restrictions on payments of certain dividends, sale of assets and increased indebtedness. In addition, it requires that mandatory prepayments against outstanding indebtedness be made with proceeds from the sale of equity or debt securities, proceeds from sale of assets, excess operating cash flow and proceeds from litigation involving patents and intellectual property. The Company made mandatory prepayments against Term loan A of $269,000 during 1998. Credit availability under the revolving credit note is subject to a specified percentage of eligible accounts receivable and inventory. As of December 31, 1998, the Company had $400,000 available for borrowing under the credit note.

         The credit facility is collateralized by substantially all the assets of the Company and its subsidiaries and by a pledge of the Company's Series B Preferred Stock. The Company's obligations have been guaranteed by its subsidiaries. On March 5, 1998, the Company posted a bond with the Court in the amount of $9.3 million to permit an appeal of the judgment against the Company. The bond was secured by an irrevocable letter of credit provided by the Company's senior lender and guaranteed by the holders of the Company's Series A-1 Preferred Stock. On June 1, 1998, the Company entered into an agreement and mutual release as it relates to the above judgment in exchange for payment of $10 million by the Company. Payment was made on June 19, 1998, with the proceeds from Term loan C. The holders of Series A-1 Preferred Stock have guaranteed payment of Term loan C.

         On March 29, 1999, the Company entered into (a) a credit agreement with the holders of its Series A-1 Preferred Stock and the senior lender, (b) an amendment and waiver to the senior credit agreement dated October 24, 1997, as amended, and (c) agreements amending the warrants previously issued by the Company to the holders of its Series A-1 Preferred Stock and the senior lender.

         Pursuant to this credit agreement, the lenders have made available to the Company an unsecured term loan facility for up to $1.5 million. The interest rate is 15%. The Company may only borrow under the facility if it has less than $100,000 of availability under the senior credit agreement. All borrowings must be repaid by October 2000, and the Company is to make monthly repayments starting June 1999, computed under a formula based upon availability under the senior credit agreement. Obligations of the Company under the facility are subordinated to the Company's obligations under the senior credit agreement.

         Pursuant to the amendment and waiver, the senior lender has consented to the additional indebtedness, amended the senior credit agreement to accommodate the above credit agreement and to modify certain covenants, and waived existing defaults (including those that existed at December 31, 1998).

         As additional consideration to enter into this credit agreement by the holders of its Series A-1 Preferred Stock and senior lender, the Company agreed to a reduction in exercise price of certain of their previously issued warrants. The warrant amendment reduced the exercise price from a $1.04 and $1.88 to $.52 per share, with further reductions starting October 31, 1999, if there remains outstanding at such time any obligations of the Company under this credit agreement.

         As of December 31, 1997, the Company had outstanding a mortgage note payable to the City of Georgetown, Texas, collateralized by leasehold improvements. This note was canceled in August 1998 as part of a transaction which included $200,000 of proceeds received by the Company for leasehold improvements and the termination of the Company's lease of the facility in Texas. The Company was released from all obligations under the mortgage note.

         On October 1, 1998, the Company issued a promissory note for $485,000 as part of a litigation settlement. The note is due April 1, 2004, with semi-annual payments commencing October 1, 2000. The note accrues interest at 8%, payable semi-annually, commencing October 1, 1999. The principal amount outstanding is convertible into the Company's common stock at an initial conversion price of $1.25 per share.

         The following table sets forth aggregate maturities of long-term debt at December 31, 1998 (in thousands):

         1999                                                         $    451
         2000............................................               17,588
         2001............................................                  133
         2002............................................                  133
         2003............................................                  109
         2004............................................                   43
                                                                        ------
                                                                      $ 18,457
                                                                      ========

As of December 31, 1998, the weighted average annual rate of interest on the Company's outstanding debt was 8.8%, and the recorded amounts of long-term debt approximate fair value.


7.  LEASE COMMITMENTS

         Future minimum rental payments required for all noncancelable operating leases, primarily manufacturing and administrative facilities are as follows for the years ending December 31 (in thousands):


         1999...................................    $  425
         2000...................................       392
         2001...................................       102
         2002...................................        12
                                                    ------
                                                    $  931
                                                    ======



         Rent expense under all operating leases was approximately $520,000, $565,000, and $938,000 for the years ended December 31, 1998, 1997, and 1996, respectively.


8.  REDEEMABLE PREFERRED STOCK

         On October 27, 1997, the Company sold for $6,999,850 a total of 55,000 Units (the "Units") to two related investment funds, each Unit containing one share of Series A-1 Preferred Stock and one warrant ("Attached Warrants") to purchase approximately 68 shares of the Company's common stock at an exercise price of approximately $1.88 per share (a total of 3,731,431 shares). The exercise price of the Attached Warrants must be paid by delivery of Series A Preferred Stock with a stated value equal to the exercise price. Because the exercise price of $1.88 per share was below the market value of the Company's common stock at the date the Units were sold, the Units have a beneficial conversion feature which has been accounted for in accordance with Emerging Issues Task Force Topic D-60, Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature. Accordingly, $4,179,000 of the proceeds, representing the intrinsic value of the beneficial conversion feature, has been allocated to the Company's no par value common stock, and has been recognized as a return to the preferred shareholders in 1997. Each share of Series A-1 Preferred Stock accrues dividends at 10% per year ($12.727 per share), payable on April 15 and October 15th. Dividends are payable at the option of the Company either in cash or additional Units. The Preferred Stock holders have the right to elect two members of the Board of Directors of the Company, subject to certain limitations. Certain corporate actions require the approval of the holders of Series A-1 Preferred Stock. In certain situations, these holders will have enhanced voting rights. The Series A-1 Preferred Stock holders have a liquidation preference of $127.27 per share, plus accrued and unpaid dividends. The Preferred Stock and Attached Warrants are redeemable at the option of the holder at any time after three years and six months from the date of issuance at a price equal to an average market price per share of common stock, multiplied by the number of shares of common stock into which the Attached

Warrants are then exercisable. In the event that the redemption of the Units would constitute a violation of any provision of any agreement of the Company, the Company will use its best efforts to register and issue an equivalent number of shares of common stock of the Company to the holder. In addition, any common stock previously issued upon the exercise of such warrants also is subject to repurchase at the option of the holder at any time after three years and six months from the date of issuance of the Units, at a price equal to the current market price per share of common stock, subject to similar limitations. (See
Note 6 for adjustment to warrant exercise price.)

         In connection with the GECC credit agreement the Company sold one share Series B Preferred Stock for $10.00. GECC required the holder to pledge this stock as security for the Company's obligations under the credit agreement. The Series B Preferred Stock accrues dividends at the rate of $1.00 per year, payable on December 31. If there is an event of default under the credit agreement, or the obligations arising under the credit agreement are accelerated, the Series B Preferred Stock has the right to elect a majority of the Company's Board of Directors. Upon payment in full of all obligations arising under the credit agreement, the Company can repurchase the Series B Preferred Stock for $10.00 plus accrued and unpaid dividends.


9.  STOCK COMPENSATION PLANS

1987 Stock Option Plan
         The Company adopted a Stock Option Plan ("1987 Plan") for its key employees and reserved 280,000 shares of common stock for issuance under the 1987 Plan. The 1987 Plan authorizes the Company to issue incentive stock options and non-qualified stock options. No non-qualified stock options were issued. The 1987 Plan has expired.

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

The following table summarizes the activity for the Company's 1987 Plan:



                                                          Shares
                                                         Subject to      Exercise Price Per
                                                          Option                Share
                                                      --------------    ----------------------
Balance, January 1, 1996..........................         261,775        $4.25 to $20.25
Options granted...................................         195,475        $4.00 to $5.50
Options exercised.................................            (500)             $4.25
Options canceled, terminated or expired...........        (252,375)        $5.23 to $20.25
                                                      ------------
Balance, December 31, 1996........................         204,375        $4.00 to $5.75
Options granted...................................          30,000             $2.75
Options canceled, terminated or expired...........         (48,050)        $4.25 to $5.00
                                                      ------------
Balance, December 31, 1997........................         186,325        $2.75 to $5.75
Options canceled, terminated or expired...........          (6,400)             $5.00
                                                      ------------
Balance, December 31, 1998........................         179,925         $2.75 to $5.75
                                                      ============
Options excercisable at December 31, 1998.........          61,686
                                                      ============



         As of December 31, 1998, options granted under the 1987 Plan that remain outstanding have a weighted average exercise price of $4.81 per share and a weighted average remaining contractual life of approximately 7 years. Options granted under the 1987 Plan that are exercisable as of December 31,1998, have a weighted average excercise price of $4.85 per share.

1997 STOCK OPTION PLAN

         The 1997 Stock Option Plan adopted by the Company's Board provides for the issuance of options to purchase 1,317,178 shares of common stock. The options are non-qualified stock options, exercisable at $1.88 per share and expire 10 years from the date of grant. The options begin vesting at the rate of one-third per year beginning on the third anniversary of their grant. These options are only exercisable if the fair market value of the common stock reaches or exceeds increasing amounts over time starting with $3.875 in the third year, after grant, and increasing to $11.50 after six years.

The following table summarizes the activity for the Company's 1997 Stock Option
Plan:



                                                                      Shares         Exercise
                                                                      Subject        Price Per
                                                                     to Option         Share
                                                                     ---------         -----
Options granted 1997..........................................       1,317,178          $1.88
Balance, December 31, 1997....................................       1,317,178          $1.88
Balance, December 31, 1998....................................       1,317,178          $1.88




         As of December 31, 1998, 1,317,178 options granted under the 1997 Plan are outstanding with a weighted average exercise price of $1.88 per share and a weighted average remaining contractual life of approximately 9 years. None of the options issued under the 1997 Plan are currently exercisable.

1998 Stock Option Plan

         The Company adopted a Stock Option Plan ("1998 Plan") for its key employees and directors and reserved 300,000 shares of common stock for issuance under the 1998 Plan. The 1998 Plan authorizes the Company to issue incentive stock options and non-qualified stock options.

         Incentive stock options and non-qualified stock options may be issued at a price not less than fair market value as of the grant date. For incentive stock options, any employee holding more than 10 percent of the voting stock of the Company, the option price may not be less than 110% of the fair market value at the grant date. Options are exercisable for a ten-year period, however, incentive stock options granted to any employee holding more than 10 percent of the voting stock of the Company are exercisable over five years. No stock options have been granted under this plan.

         The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock awards. Accordingly, no compensation cost has been recognized for its stock option grants. Had compensation cost for the Company's stock-based compensation plans been determined on the fair value at the grant dates for awards under these plans consistent with the method of SFAS 123 "Accounting for Stock Based Compensation," its effect on the net loss in 1998, 1997, and 1996 would be immaterial.

         The primary assumptions used in the fair value of the options granted include the following:

Option Pricing Model

         The Company uses an option pricing model to determine the fair value of options granted.

Dividend Yield

         As the Company's stock currently does not include a dividend, dividend payments were not included in the fair value calculation.

Risk Free Rate

         The rate applicable to Zero Coupon Treasury Notes with a duration similar to options granted was used to determine the risk free rate, which was approximately 6% at each of the respective grant dates.

Expected Life

         The expected life of the options issued during each year was approximately 5 - 7 1/2 years, based on the provisions of the respective option Plans.


Expected Volatility

         The expected volatility was approximately 60%, based on changes in the fair market value of the Company's common stock over a period similar to the expected life of the options.


10. LITIGATION

         In July 1997, the Company was found to infringe upon a patent involving a shock sensing device, and in March 1998, the Court entered a final amended judgment ("Detroit Litigation") for approximately $9.3 million plus costs. The Company recorded a reserve at December 31, 1997 in the amount of $10 million to provide for damages and other costs. On March 5, 1998, the Company posted a bond with the Court to permit an appeal of the judgment against the Company. On June 1, 1998, the Company entered into a comprehensive worldwide settlement agreement and mutual release with the prevailing party in the above judgment, whereby each party released any and all pending claims, counterclaims, third-party claims, appeals and cross-appeals against the other in exchange for payment of $10 million by the Company. Payment was made in June 1998, with proceeds from Term loan C.

         The Company was also involved in a patent infringement suit during 1993, and subsequently found to be in violation of the patent. In April 1997, the Company paid $6.1 million in satisfaction of the judgment. In June 1997, the Company's appeal of the judgment was denied.

         In 1995, the Company was named as a defendant in an action filed in August 1990 in the United States District Court for Puerto Rico to enforce a patent infringement default judgment rendered against certain predecessors in title to assets now owned by the Company which were purchased by the Company from a bank in Illinois in January 1990. The amount of the judgment was $19.4 million, which with accumulated interest had reached approximately $30 million. The Puerto Rico court dismissed the action and held that any action to collect from the Company and its subsidiary as successors in interest to the judgment debtor must be raised before the Illinois court. On March 20, 1997, the case was refiled by the judgment creditors in Illinois. The bank is providing for up to 50% of the defense of the Company subject to reservation of rights against the Company. While the Company believes that it has meritorious defenses to the claims asserted in this lawsuit, the ultimate outcome of this lawsuit cannot be determined at this time, and the Company is unable to estimate the range of possible loss, if any.

         In March 1999, the Company was named as a defendant in a motion to reopen a case enforcing terms of a settlement agreement, granting partial summary judgment. The motion alleged that the plaintiff is entitled to at least $1.3 million, and asked for a partial judgment in that amount, attorney fees and costs, and the production of certain documents. The Company intends to vigorously defend the motion, but there can be no assurance that the Company will prevail or of the amount of damages to which it may be subject if it does not prevail.

         Various other legal actions and claims are pending or could be asserted against the Company. Litigation is subject to many uncertainties; the outcome of individual litigation matters is not predictable with assurance, and it is reasonably possible that some of these matters may be decided unfavorably to the Company. Based on information currently available and established reserves, it is the opinion of management that the ultimate liability, if any, with respect to these matters will not materially affect the financial position, and the results of operations of the Company.


11. BUSINESS SEGMENTS, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

         In 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS 131 established standards for reporting information about operating segments in annual financial statements. It also established standards for related disclosures about products, services, major customers and geographic areas.

         The Company operates as one business segment, within a group of similar products. With the exception of sales to General Motors Corporation ("GM"), Ford Motor Company ("Ford"), Subaru of America, Inc. ("Subaru"), and Mitsubishi Motor Sales of America, Inc. ("Mitsubishi"), no single customer accounted for more than 10 percent of revenue.


Sales by major customer:

                                                                                     Percent of Total Sales
                                                                                     ----------------------
                                                                                  1998        1997       1996
                                                                                  ----        ----       ----

GM........................................................................        12%         13%         13%
Ford  ....................................................................        14%         13%         12%
Subaru....................................................................        17%         14%
Mitsubishi................................................................        12%



Export sales included in domestic operations in 1998, 1997, and 1996 were $4,608,000, $7,650,000, and $3,819,000, respectively, and were primarily made to international distributors from a location in the United States. All of the Company's operations are conducted in the United States, as foreign operations were discontinued in 1997. Sales from European operations in 1997 and 1996 were $2,487,000 and $12,429,000, respectively.

12.  INCOME TAXES

         The effective tax rates differed from the statutory income tax rate due to the following:


                                                    1998        1997       1996
                                                    ----        ----       ----

Statutory rate.................................     34 %        34 %       34 %

Differences resulting from:
     Valuation allowance.......................    (25)        (37)
     Goodwill impairment, amortization
          and other nondeductible expenses.....     (6)         (3)       (14)
     Effect of foreign tax rates...............                             1
     Effect of nondeductible foreign losses....                 (2)       (20)
     Reversal of prior period timing
          differences..........................                             7
                                                  ------------------------------
Effective income tax rates.....................      3%         (8) %       8%
                                                  ==============================

         Deferred tax assets and liabilities consisted of the following:



                                                                  December 31
                                                                  -----------
                                                               1998        1997
                                                               ----        ----
                                                                (In thousands)

AMT credit carryforward................................     $   245        $   245
Net operating loss carryforward........................       7,592          2,137
Expenses deductible earlier for
     financial statement purposes
     than for tax purposes.............................         582          1,233
Litigation loss not deductible for
     tax purposes......................................                      3,400
Expense included in inventory for
     tax purposes......................................         181            181
                                                            -------        -------
Total deferred tax assets..............................       8,600          7,196
Net value of fixed assets..............................         314            314
Capitalization of assets expensed
     for tax purposes..................................          35             58
                                                            -------        -------
Total deferred tax liabilities.........................         349            372
                                                            -------        -------
Net deferred tax.......................................       8,251          6,824
                                                            -------        -------
Valuation allowance....................................      (8,251)        (6,824)
                                                            =======        =======
Deferred tax asset.....................................     $    -0-       $    -0-
                                                            =======        =======


         The Company has a net operating loss carryforward of $22 million, the majority of which expires in 2018. On October 27, 1997, an ownership change occurred which limits the usage of the net operating losses incurred prior to that date pursuant to Internal Revenue Code Section 382. As such, $7.2 million of the total net operating loss carryforward disclosed above is subject to an annual limitation of approximately $325,000.

         During 1997, the Company discontinued operations of its foreign subsidiaries. In prior years the Company did not provide United States income taxes on the undistributed earnings of foreign subsidiaries, as such earnings were intended to be reinvested in those operations.

13. RESTRUCTURING

         In 1997, the Company recorded a restructuring charge of $773,000 related to the consolidation of its Georgetown, Texas facility into its Madison Heights, Michigan facility. Costs accrued related to termination benefits provided to employees of the facility, write-off of certain property and equipment and other costs. Termination benefits accrued and subsequently paid totaled $250,000. Substantially all the costs associated with the restructuring were satisfied as of December 31, 1997.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                             First       Second      Third        Fourth
                                                             Quarter     Quarter     Quarter      Quarter       Year
                                                             -------     -------     -------      -------       ----
                                                                     (In thousands, except per share amounts)
Year ended December 31, 1998:
Net sales...............................................     $ 13,826    $10,581    $ 8,202     $ 9,051        $ 41,660
Gross profit............................................        5,010      3,472      2,501       1,401          12,384
Net income (loss) applicable to common
   stock, originally reported...........................          590     (1,479)    (1,828)
Net income (loss) applicable to common stock (1)........          475     (1,729)    (2,113)     (3,147)         (6,514)
Basic income (loss) per share - originally reported.....          .25       (.64)      (.79)
Diluted income (loss) per share - originally reported...          .17       (.64)      (.79)
Basic income (loss) per share (1).......................          .20       (.74)      (.91)      (1.36)          (2.81)
Diluted income (loss) per share (1).....................          .14       (.74)      (.91)      (1.36)          (2.81)


Year ended December 31, 1997:
Net sales...............................................      $15,775    $12,639    $12,590     $12,072        $ 53,076
Gross profit............................................        6,032      4,819      4,322       2,430          17,603
Net income (loss) applicable to common stock............          113        286     (5,216)    (16,568)        (21,385)
Basic and diluted income (loss) per share...............          .05        .12      (2.25)      (7.13)          (9.21)


(1) Adjusted to reflect the amortization of financing costs as it relates to the fair value of the warrants issued in connection with the credit facility and shortfall and litigation guarantees. See Note 5.


15.  COMMON STOCK RESERVED

         At December 31, 1998, the Company has reserved 14,481,177 shares of common stock for the exercise of stock options (1,797,103) and conversion of warrants (12,684,074).

          INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULE


Code-Alarm, Inc.

         We have audited the consolidated financial statements of Code-Alarm, Inc. and subsidiaries (the "Company") as of December 31, 1997 and for each of the two years in period ended December 31, 1997 and have issued our report thereon dated April 15, 1998; such financial statements and report are included in this Annual Report on Form 10-K. Our audits included the Financial Statement Schedule of Code-Alarm, Inc. and subsidiaries for each of the two years in period ended December 31, 1997 listed in Item 14. This Financial Statement
Schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Financial Statement Schedule based on our audits. In our opinion, such Financial Statement Schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for each of the two years in period ended December 31, 1997.

Deloitte & Touche LLP
Detroit, Michigan
April 15, 1998

                        CODE-ALARM, INC. AND SUBSIDIARIES
          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                         COLUMN B       COLUMN C      COLUMN D   COLUMN E
                                                         --------       --------      --------   --------
                                                                       ADDITIONS
                                                                                     CHARGED TO
                                                        BALANCE AT     CHARGED TO       OTHER                 BALANCE AT
                                                         BEGINNING      COST AND      ACCOUNTS,  DEDUCTIONS,     END
                                                         OF PERIOD      EXPENSES      DESCRIBE   DESCRIBE(1)  OF PERIOD
                                                        ----------     ----------    ----------  -----------  ----------
Allowance for doubtful accounts:
  Year ended December 31, 1998 .....................      $1,073,000     $310,000                $897,000    $   486,000
  Year ended December 31, 1997 .....................         950,000      861,000                 738,000      1,073,000
  Year ended December 31, 1996......................         667,000      443,000                 160,000        950,000


Note: (1)  Write-off uncollectible accounts, net of recoveries

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            CODE-ALARM, INC.
                                                             (Registrant)



Date:          May 18, 1999                              /s/ Rand W. Mueller
      ---------------------------------                  -----------------------
                                                             RAND W. MUELLER
                                                             President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 /s/ Rand W. Mueller                                          President, Chief                    May 18, 1999
------------------------------------                          Executive Officer                   -------------
RAND W. MUELLER                                               and Director


 /s/ Craig S. Camalo                                          Vice President of                   May 18, 1999
-------------------------------------                         Finance, Chief                      -------------
CRAIG S. CAMALO                                               Financial Officer


 /s/ Peter J. Stouffer                                        Director                            May 18, 1999
---------------------------------------                                                           -------------
PETER J. STOUFFER

 /s/ Richard Cion                                             Director                            May 18, 1999
---------------------------------------                                                           -------------
RICHARD CION

 /s/ Rodney S. Cohen                                          Director                            May 18, 1999
-----------------------------------                                                               -------------
RODNEY S. COHEN

 /s/ Alan H. Foster                                           Director                            May  18, 1999
--------------------------------------                                                            -------------
ALAN H. FOSTER

 /s/ Marshall J. Mueller                                      Director                            May  18, 1999
-------------------------------------                                                             -------------
MARSHALL J. MUELLER

 /s/ Kenneth M Mueller                                        Director                            May  18, 1999
-----------------------------------                                                               -------------
KENNETH M. MUELLER

 /s/ William S. Pickett                                       Director                            May  18, 1999
---------------------------------------                                                           -------------
WILLIAM S. PICKETT

 /s/ Jack D. Rutherford                                       Director                            May  18, 1999
-------------------------------------                                                             -------------
JACK D. RUTHERFORD

                                  EXHIBIT INDEX



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

9        Shareholder Agreement,  as amended, incorporated by reference to
         Exhibit 9 to the Company's Form 10-K for the year ended December 31, 1989.

9.1 Termination of Shareholder Agreement dated February 15, 1997 incorporated by reference to the Company's Form 10-K for the year ended December 31, 1996.

10.1 Credit Agreement dated as of October 24, 1997 (the "Credit Agreement") among Company, General Electric Capital Corporation ("GECC"), in its capacity as a "Lender", and the other financial institutions which may from time to time become parties to the Credit Agreement (GECC, in such capacity, and such other financial institutions being sometimes hereinafter referred to collectively as the "Lenders" and individually as a "Lender"), and GECC, in its separate capacity as agent for the Lenders (the "Agent") with Exhibits and Annexes attached, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated October 24, 1997.

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

10.1.2 Conformed Copy Incorporating Amendment and Waiver dated as of March 4, 1998, of the Credit Agreement, incorporated by reference to Exhibit
         10.74 to the Company's Form 8-K dated March 4, 1998.

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

10.1.4 Amendment No. 3 and Waiver No. 3 to Credit Agreement and Other Loan Documents dated April 20, 1998, by and among Company, General Electric Capital Corporation ("GECC"), in its capacity as a

         "Lender", and the other financial institutions which may from time to time become parties to the Credit Agreement (GECC, in such capacity, and such other financial institutions being sometimes hereinafter referred to collectively as the "Lenders" and individually as a "Lender"), and GECC, in its separate capacity as agent for the Lenders, incorporated by reference to Exhibit 10.1.4 to the Company's Form 10-Q for the quarter ended June 30, 1998.

10.1.5 Waiver No. 4 to Credit Agreement and Other Loan Documents dated June 12, 1998, by and among Company, General Electric Capital Corporation ("GECC"), in its capacity as a "Lender", and the other financial institutions which may from time to time become parties to the Credit Agreement (GECC, in such capacity, and such other financial institutions being sometimes hereinafter referred to collectively as the "Lenders" and individually as a "Lender"), and GECC, in its separate capacity as agent for the Lenders, incorporated by reference to Exhibit 10.1.5 to the Company's Form 10-Q for the quarter ended June 30, 1998.

10.1.6 Waiver No. 5 to Credit Agreement and dated July 1, 1998, by and among Company, General Electric Capital Corporation ("GECC"), in its capacity as a "Lender", and the other financial institutions which may from time to time become parties to the Credit Agreement (GECC, in such capacity, and such other financial institutions being sometimes hereinafter referred to collectively as the "Lenders" and individually as a "Lender"), and GECC, in its separate capacity as agent for the Lenders, incorporated by reference to Exhibit 10.1.6 to the Company's Form 10-Q for the quarter ended June 30, 1998.

10.1.7 Waiver No. 6 to Credit Agreement dated as of August 14, 1998, by and among the Company, the other Credit Parties from time to time party to the Credit Agreement, the financial institutions from time to time party to the Credit Agreement (the "Lenders"), and General Electric Capital Corporation ("GECC") in its individual capacity and as agent for the Lenders, incorporated by reference to Exhibit 10.1.7 to the Company's Form 10-Q for the quarter ended September 30, 1998.

10.1.8 Amendment No. 4, Waiver No. 7, and Consent No. 2 to Credit Agreement and Other Loan Documents dated as of October 1, 1998, by and among the Company, the other Credit Parties from time to time party to the Credit Agreement, the financial institutions from time to time party to the Credit Agreement (the "Lenders"), the financial institutions from time to time party to the Litigation L/C Agreement (the "Term Lenders"), and General Electric Capital Corporation ("GECC") in its individual capacity as a "Lender," a "Term Lender," and as agent for the Lenders and the Term Lenders, incorporated by reference to Exhibit 10.1.8 to the Company's Form 10-Q for the quarter ended September 30, 1998.


10.2 Security Agreement dated as of October 24, 1997 executed by the Company in favor of the Agent and the Lenders (Credit Agreement), incorporated by reference to Exhibit 10.41 to the Company's Form 8-K dated October 24, 1997.

10.3 Security Agreement dated as of October 24, 1997 executed by Tessco Group, Inc. ("Tessco"), in favor of the Agent and the Lenders (Credit Agreement), incorporated by reference to Exhibit 10.42 to the Company's Form 8-K dated October 24, 1997.

10.4 Guaranty dated as of October 24, 1997 executed by Tessco in favor of Agent and the Lenders (Credit Agreement), incorporated by reference to
         Exhibit 10.43 to the Company's Form 8-K dated October 24, 1997.

10.5 Pledge Agreement dated as of October 24, 1997 executed by Company in favor of the Agent and the Lenders (Credit Agreement), incorporated by reference to Exhibit 10.44 to the Company's Form 8-K dated October 24, 1997.

10.6 Pledge Agreement dated as of October 24, 1997 executed by Craig S. Camalo in favor of the Agent and the Lenders (Credit Agreement), incorporated by reference to Exhibit 10.45 to the Company's Form 8-K dated October 24, 1997.

10.7 Patent Security Agreement dated October 24, 1997 executed by Company in favor of the Agent and the Lenders (Credit Agreement), incorporated by reference to Exhibit 10.46 to the Company's Form 8-K dated October 24, 1997.

10.8 Contribution Indemnification and Subordination Agreement dated October 24, 1997 among the Credit Parties (Credit Agreement), incorporated by reference to Exhibit 10.47 to the Company's Form 8-K dated October 24, 1997.

10.9 Litigation L/C and Term Loan C Agreement (the "Litigation Agreement") dated as of October 24, 1997 among the Company, Agent and other financial institutions which may from time to time become parties to the Litigation Agreement as Term Lenders, incorporated by reference to
         Exhibit 10.48 to the Company's Form 8-K dated October 24, 1997.

10.10 Security Agreement dated October 2, 1997 executed by the Company in favor of the Agent and the Term Lenders (Litigation Agreement), incorporated by reference to Exhibit 10.49 to the Company's Form 8-K dated October 24, 1997.

10.11 Security Agreement dated October 24, 1997 executed by Tessco in favor of the Agent and the Term Lenders (Litigation Agreement), incorporated by reference to Exhibit 10.50 to the Company's Form 8-K dated October 24, 1997.

10.12 Guaranty dated as of October 24, 1997 executed by Tessco in favor of the Agent and the Term Lenders (Litigation Agreement), incorporated by reference to Exhibit 10.51 to the Company's Form 8-K dated October 24, 1997.

10.13 Pledge Agreement dated as of October 24, 1997 executed by the Company in favor of the Agent and the Term Lenders (Litigation Agreement), incorporated by reference to Exhibit 10.52 to the Company's Form 8-K dated October 24, 1997.

10.14 Pledge Agreement dated as of October 24, 1997 executed by Craig S. Camalo in favor of the Agent and the Terms Lenders (Litigation Agreement), incorporated by reference to Exhibit 10.53 to the Company's Form 8-K dated October 24, 1997.

10.15 Patent Security Agreement dated as of October 24, 1997 executed by the Company in favor of the Agent and the Term Lenders (Litigation Agreement), incorporated by reference to Exhibit 10.54 to the Company's Form 8-K dated October 24, 1997.

10.16 Warrant Purchase Agreement dated as of October 24, 1997 executed by GECC and the Company, incorporated by reference to Exhibit 10.55 to the Company's Form 8-K dated October 24, 1997.

10.17 Warrant to Purchase Common Stock of Company issued to GECC and executed by the Company, incorporated by reference to Exhibit 10.56 to the Company's Form 8-K dated October 24, 1997.

10.18 Unit Purchase Agreement dated as of October 27, 1997 among the Company, Pegasus Partners, L.P. ("PP"), Pegasus Related Partners, L.P. ("PRP"), incorporated by reference to Exhibit 10.57 to the Company's Form 8-K dated October 24, 1997.

10.19 Letter granting PP and PRP the right to purchase accelerated obligations executed by GECC and acknowledged by the Company, incorporated by reference to Exhibit 10.58 to the Company's Form 8-K dated October 24, 1997.

10.20 Registration Rights Agreement dated as of October 27, 1997 among the Company, PP, PRP and GECC, incorporated by reference to Exhibit 10.59 to the Company's Form 8-K dated October 24, 1997.

10.21 Form of Attached Warrant to purchase Common Stock of the Company, incorporated by reference to Exhibit 10.60 to the Company's Form 8-K dated October 24, 1997.

10.22 Form of Shortfall Warrant to purchase Common Stock of the Company, incorporated by reference to Exhibit 10.61 to the Company's Form 8-K dated October 24, 1997.

10.23 Form of Litigation Warrant to purchase Common Stock of the Company, incorporated by reference to Exhibit 10.62 to the Company's Form 8-K dated October 24, 1997.

10.24 Limited Supplemental Guaranty dated as of October 24, 1997 by and among PP, PRP and GECC, incorporated by reference to Exhibit 10.64 to the Company's Form 8-K dated October 24, 1997.

10.25 Limited Litigation Guaranty dated as of October 24, 1997 by and among PP, PRP and GECC, incorporated by reference to Exhibit 10.65 to the Company's Form 8-K dated October 24, 1997.

10.26    Company's 1997 Stock Option Plan, incorporated by reference to Exhibit
          10.66 to the Company's Form 8-K dated October 24, 1997.

10.27 Letter Agreement dated as of October 27, 1997 among Robyn L. Mueller Trust, the Kenneth M. Mueller Charitable Remainder Unitrust, Mr. Rand Mueller, PP, PRP and the Company, incorporated by reference to Exhibit
         10.67 to the Company's Form 8-K dated October 24, 1997.

10.28 Employment Agreement with Rand W. Mueller, as amended, incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, as amended, registration No. 33-31356 ("Form S-1"), and as further amended by Amendment No. 2 to Employment Agreement incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1992 ("September 1992 10-Q"); and as further amended by Amendment No. 4 to Employment Agreement dated May 20, 1997 and Amendment No. 5 to Employment Agreement dated May 29, 1997, each incorporated by reference to Exhibit 10.68 to the Company's Form 8-K dated October 24, 1997.

10.29    Employment Agreement dated May 20, 1997 between the Company and Craig
         S. Camalo, incorporated by reference to Exhibit 10.69 to the Company's Form 8-K dated October 24, 1997.

10.30 Employment Agreement dated May 20, 1997 between the Company and Peter Stouffer, incorporated by reference to Exhibit 10.70 to the Company's Form 8-K dated October 24, 1997.

10.31 Employment Agreement dated May 20, 1997 between the Company and Michael Schroeder, incorporated by reference to Exhibit 10.71 to the Company's Form 8-K dated October 24, 1997.

10.32    Letter Agreement dated October 1, 1997 between then Company and Kenneth
         M. Mueller, incorporated by reference to Exhibit 10.72 to the Company's Form 8-K dated October 24, 1997.

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

10.34 Indemnification Agreement with Rand W. Mueller, incorporated by reference to Exhibit 10.4 to Form S-18.

         The Company has entered into the same form of agreement with the following directors and executive officers as of the dates indicated:

         Description
         Marshall J. Mueller May 29, 1987
         Kenneth M. Mueller May 29, 1987
         William S. Pickett May 29, 1987
         Alan H. Foster May 17, 1988
         Peter J. Stouffer March 22, 1991
         Jack D. Rutherford May 21, 1991
         Michael P. Schroeder March 24, 1995
         Craig S. Camalo April 15, 1996

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

10.38    General Motors Corporation contract, incorporated by reference to
         Exhibit 10.19 to Form S-1.

10.39    Ford Motor Corporation contract, incorporated by reference to Exhibit
         10.20 to Form S-1.

10.40    Chrysler Corporation contract, incorporated by reference to Exhibit
         10.21 to Form S-1.

10.41 Purchase Agreement with Mitsubishi Motor Sales of America, Inc., incorporated by reference to Exhibit 10.22 to 1992 Form 10-K.

16.1 Changes in Registrant's Certifying Accountant, incorporated by reference to Exhibit 16.1 to the Company's Form 8-K dated November 2, 1998.

16.2 Changes in Registrant's Certifying Accountant, incorporated by reference to Exhibit 16.2 to the Company's Form 8-K dated December 30, 1998.

21       List of Subsidiaries.

27       Financial Data Schedule.