Form 10-Q
period 1999-03-31
CODE ALARM INC
filed 1999-06-04
CIK 821509

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 1999.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from         to            .
                                                 -------    -----------


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

          --------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)

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

     The number of shares outstanding of the registrants common stock, without par value, as of May 28, 1999 is 2,320,861.

                                      INDEX



                                                                                            Page No.
                                                                                           --------
Part I. - Financial Information

        Condensed Consolidated Balance Sheets
              As of March 31, 1999 (Unaudited) and December 31, 1998                           3

        Condensed Consolidated Statements of Operations (Unaudited) -
              Three months ended March 31, 1999 and 1998                                       4

        Condensed Consolidated Statements of Cash Flows (Unaudited) -
               Three months ended March 31, 1999 and 1998                                      5

        Notes to Condensed Consolidated Financial Statements                                   6

        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                              7



Part II.  -  Other Information                                                                 8

                         PART I. - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                                CODE-ALARM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                            March 31,
                                                                               1999            December 31,
ASSETS                                                                     (Unaudited)            1998
                                                                         ---------------   ----------------


Cash                                                                         $    753            $     62
Accounts receivable, less allowance of $555 and $486 as of
    March 31, 1999 and December 31, 1998, respectively                          4,514               3,793
Inventories                                                                     2,575               2,727
Other                                                                             340                 474
                                                                             --------            --------
             Total current assets                                               8,182               7,056

Property and equipment, net of accumulated depreciation                         1,817               1,908

Other assets, net of amortization:
    Goodwill                                                                      287                 293
    Other intangibles                                                              92                 105
    Financing costs                                                             2,552               2,802
    Other                                                                         181                 187
                                                                             --------            --------
             Total assets                                                    $ 13,111            $ 12,351
                                                                             ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                             $  3,806            $  4,176
Accrued expenses                                                                2,224               1,775
Current portion of long-term debt                                                 416                 451
                                                                             --------            --------
             Total current liabilities                                          6,446               6,402

Long-term debt                                                                 20,084              18,006

Commitments and contingencies (Note 4)

Series A 10% redeemable preferred stock                                         7,351               7,351

Shareholders' equity (deficit):
    Preferred stock
    Series B redeemable preferred stock
    Common stock                                                               12,213              12,213
    Other equity                                                                7,179               7,179
    Accumulated deficit                                                       (40,162)            (38,800)
                                                                             --------            --------
             Total shareholders' equity (deficit)                             (20,770)            (19,408)
                                                                             --------            --------
             Total liabilities and shareholders' equity (deficit)            $ 13,111            $ 12,351
                                                                             ========            ========


See accompanying notes to condensed consolidated financial statements.

                                CODE-ALARM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                      Three Months Ended
                                                                          March 31
                                                                   -------------------------
                                                                   1999               1998
                                                                   ----               ----
Net sales                                                         $ 8,362            $13,826
Cost of sales                                                       5,429              8,816
                                                                  -------            -------
Gross profit                                                        2,933              5,010
Operating expenses:
      Sales and marketing                                           1,809              1,836
      Engineering                                                     465                396
      General and administrative                                    1,028              1,496
                                                                  -------            -------
                                                                    3,302              3,728
                                                                  -------            -------
Income (loss) from operations                                        (369)             1,282
Other expense:
      Interest expense                                                424                347
      Amortization of financing costs                                 385                206
      Other                                                                               79
                                                                  -------            -------
                                                                      809                632
                                                                  -------            -------
Income (loss) before income taxes                                  (1,178)               650
Income taxes
                                                                  -------            -------
Net income (loss)                                                  (1,178)               650
Preferred stock dividends                                             184                175
                                                                  -------            -------
Net income (loss) applicable to common stock                      $(1,362)           $   475
                                                                  =======            =======
Basic earnings (loss) per share                                   $ (0.59)           $  0.20
                                                                  =======            =======
Weighted average common shares outstanding                          2,321              2,321
                                                                  =======            =======
Diluted earnings (loss) per share                                 $ (0.59)           $  0.14
                                                                  =======            =======
Weighted average common and dilutive shares outstanding             2,321              3,493
                                                                  =======            =======



See accompanying notes to condensed consolidated financial statements.

                                CODE-ALARM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                         Three Months Ended March 31
                                                                       ------------------------------
                                                                          1999               1998
                                                                          ----               ----

Cash flows from operating activities                                    $(1,143)           $   777

Cash flows from investing activities:
     Capital expenditures                                                   (74)              (251)

Cash flows from financing activities:
     Net advances (payments) on credit agreements                         2,078                (46)
     Payments on term notes and capitalized lease obligations               (35)              (476)
     Financing issue costs                                                 (135)
                                                                        -------            -------

Net increase in cash                                                        691                480

Cash, beginning of period                                                    62                 36
                                                                        -------            -------

Cash, end of period                                                     $   753            $   516
                                                                        =======            =======


Supplemental disclosures of cash flow information:
     Cash paid during the three month period for interest               $   245            $   256
                                                                        =======            =======



See accompanying notes to condensed consolidated financial statements.

                                 CODE-ALARM, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited condensed consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for the interim periods are not necessarily indicative of results to be expected for the fiscal years.

     The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with instructions under Rule 10-01 of Regulation S-X and do not contain all information for complete financial statements. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

     On January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income." During the interim periods presented, the Company had no elements of comprehensive income, other than net loss. Accordingly, a Statement of Comprehensive Income has not been provided as comprehensive income (loss) equals net income (loss) for the interim periods presented.

2. The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3.   Inventories consist of the following:


                           March 31, 1999      December 31
                            (Unaudited)            1998
                           --------------     --------------
                                   (In thousands)
    Raw materials             $1,980              $2,234
    Work in process              394                 310
    Finished goods               201                 183
                              ------              ------
                              $2,575              $2,727
                              ======              ======


4. In 1995, the Company was named as a defendant in an action filed in August 1990 in the United States District Court for Puerto Rico to enforce a patent infringement default judgment rendered against certain predecessors in title to assets now owned by the Company which were purchased by the Company from a bank in Illinois in January 1990. The amount of the judgment was $19.4 million, which with accumulated interest had reached approximately $30 million. The Puerto Rico court dismissed the action and held that any action to collect from the Company and its subsidiary as successors in interest to the judgment debtor must be raised before the Illinois court. On March 20, 1997, the case was refiled by the judgment creditors in Illinois. The bank is providing for up to 50% of the defense of the Company subject to reservation of rights against the Company. The Company, through its counsel, filed a Motion to Dismiss, which resulted in a limitation of the claims the plaintiffs could pursue. After the close of discovery, the Company filed a Motion for Summary Judgment, on which the court has not yet ruled. While the Company believes that it has meritorious defenses to the claims asserted in this lawsuit, the ultimate outcome of this lawsuit cannot be determined at this time, and the Company is unable to estimate the range of possible loss, if any.

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

5. As reported in the Company's 1998 Annual Report on Form 10-K, on March 29, 1999, the Company entered into agreements amending the warrants previously issued by the Company to the holders of its Series A-1 Preferred Stock and senior lender. The agreements provide, among other things, for a reduction in exercise price of certain warrants from a $1.04 and $1.88 to $.52 per share. The Company is currently reviewing the appropriate valuation and accounting treatment of the reduction in warrant exercise price, and expects to determine and record any necessary amount by the end of the quarter ending June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

     The Company's sales were down $5.5 million, or 39.5%, to $8.4 million for the three months ended March 31, 1999, as compared to $13.8 million for the three months ended March 31, 1998. Quarter to quarter sales to international distributors in several of the Company's key overseas markets, GM dealer sales, port-of-entry, and expediter sales all decreased, contributing to the decline. The Company anticipates that near term sales will approximate the first quarter 1999 levels.

     For the three months ended March 31, 1999, consolidated gross profit decreased $2.1 million, or 41.5%, to $2.9 million as compared to $5 million for the three month period ended March 31, 1998. Gross profit as a percentage of consolidated net sales decreased to 35.1% for the period ended March 31, 1999, from 36.2% for the comparable period in 1998. Although lower volumes had an adverse impact on the gross profit percentage, the Company was able to partially offset the gross profit percent decrease with reduced product costs.

     Consolidated operating expenses for the first three months of 1999 decreased $426,000, or 11.4%, to $3.3 million as compared to $3.7 million for the first three months of 1998. The decrease was due to lower general and administrative expenses, resulting from cost reduction efforts and lower reserves for trade receivable allowances.

     As a result, the Company reported an operating loss for the three months ended March 31, 1999, of $369,000 as compared to operating income of $1,282,000 for the comparable period in 1998.

     Interest expense was up 22.2% for the three months ended March 31, 1999, as compared to the three month period ended March 31, 1998. The increase was primarily due to additional borrowings, offset by lower average interest rates during the current period.

     The Company has determined that any income tax benefit, and related asset, resulting from current and prior period operating losses is not currently recognizable, and therefore no related amounts have been recorded for the three month periods ended March 31, 1999 and 1998.

     As a result of the foregoing, the Company recorded a net loss for the three months ended March 31, 1999, of $1,178,000, compared to net income of $650,000 for the three months ended March 31, 1998.

Liquidity and Capital Resources

     The Company's consolidated working capital was $1,736,000 at March 31, 1999 as compared to $654,000 at December 31, 1998. In addition, the current ratio (current assets divided by current liabilities) was 1.27 to 1 at March 31, 1999, as compared to 1.10 to 1 at December 31, 1998. The increase in working capital and current ratio as of March 31, 1999, as compared to December 31, 1998, was due to proceeds received on March 31, 1999, from the new credit agreement and higher end of period sales.

     The Company's net loss for the quarter ended March 31, 1999, and increased working capital requirements were financed with additional borrowings. As of March 31, 1999, the Company had outstanding $8.1 million on its $12 million revolving credit line, and $1 million on the $1.5 million credit agreement. As of March 31, 1999, the Company had $753,000 in cash on hand, and $846,000 available for borrowing under these facilities.

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

     See the Company's Annual Report on Form 10-K as filed on May 20, 1999, for a current discussion on this matter.

                          PART II. - OTHER INFORMATION




ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(a)               Exhibits

Exhibit
Number            Description


10.1.9 Amendment No. 5 and Waiver No. 8 to Credit Agreement dated as of March 29, 1999, by and among the Company, the other Credit Parties from time to time party to the Credit Agreement, General Electric Capital Corporation ("GECC") in its capacity and the other financial institutions from time to time party to the Credit Agreement (the "Lenders"), and GECC in its separate capacity as agent for the Lenders.

10.42 Credit Agreement dated as of March 29, 1999 among the Company, Pegasus Partners, L.P., Pegasus Related Partners, L.P., and General Electric Capital Corporation.

10.43 Amendment Agreement dated as of March 29, 1999 between the Company and General Electric Capital Corporation.

10.44 Amendment Agreement dated as of March 29, 1999 among the Company and Pegasus Partners, L.P. and Pegasus Related Partners, L.P.

11       Statement regarding Computation of Per Share Earnings.

27       Financial Data Schedule.


(b) During the quarter ended March 31, 1999, there were no reports on Form 8-K filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     CODE-ALARM, INC.
                                                     ----------------
                                                        (Registrant)


Date:    May 28, 1999                                /s/  Rand W. Mueller
         ------------                                --------------------
                                                     Rand W. Mueller
                                                     President, Chief
                                                     Executive Officer
                                                     And Director


Date:    May 28, 1999                                /s/  Craig S. Camalo
         ------------                                --------------------
                                                     Craig S. Camalo
                                                     Vice President of
                                                     Finance, Chief
                                                     Financial Officer

                                  EXHIBIT INDEX




10.1.9 Amendment No. 5 and Waiver No. 8 to Credit Agreement dated as of March 29, 1999, by and among the Company, the other Credit Parties from time to time party to the Credit Agreement, General Electric Capital Corporation ("GECC") in its capacity and the other financial institutions from time to time party to the Credit Agreement (the "Lenders"), and GECC in its separate capacity as agent for the Lenders.

10.42 Credit Agreement dated as of March 29, 1999 among the Company, Pegasus Partners, L.P., Pegasus Related Partners, L.P., and General Electric Capital Corporation.

10.43 Amendment Agreement dated as of March 29, 1999 between the Company and General Electric Capital Corporation.

10.44 Amendment Agreement dated as of March 29, 1999 among the Company and Pegasus Partners, L.P. and Pegasus Related Partners, L.P.

11       Statement regarding Computation of Per Share Earnings.

27       Financial Data Schedule.