Form 10-Q
period 1999-06-30
CODE ALARM INC
filed 1999-08-16
CIK 821509

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

       For the quarterly period ended June 30, 1999.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from       to        .

                         Commission File Number: 016441

                               CODE - ALARM, INC.
             (Exact name of registrant as specified in its charter)

                                    MICHIGAN
                        (State or other jurisdiction of
                         incorporation or organization)


                                   38-2334698
                                (I.R.S. Employer
                                Identification No.)

               950 EAST WHITCOMB, MADISON HEIGHTS, MICHIGAN 48071
            (Address of principal executive offices)    (Zip Code)

       (Registrant's telephone number, including area code): 248-583-9620

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required t o file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X             No
    ---              ---
          The number of shares outstanding of the registrants common stock, without par value, as of August 13, 1999 is 2,320,861.

                                     INDEX


                                                                                       Page No.
                                                                                       --------
Part I. - Financial Information

        Condensed Consolidated Balance Sheets -
             As of June 30, 1999 (Unaudited) and December 31, 1998                        3

        Condensed Consolidated Statements of Operations (Unaudited) -
             Three months ended June 30, 1999 and 1998, and six months                    4
             ended June 30, 1999 and 1998

        Condensed Consolidated Statements of Cash Flows (Unaudited) -
             Six months ended June 30, 1999 and 1998                                      5

        Notes to Condensed Consolidated Financial Statements                              6

        Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                          8

        Quantitative and Qualitative Disclosures about Market Risk                       10



Part II.  -  Other Information                                                           11


                         PART I. - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                                CODE-ALARM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                 June 30,
                                                                                                   1999           December 31,
ASSETS                                                                                          (Unaudited)          1998
------                                                                                        ----------------  ---------------

Cash                                                                                          $            67   $           62
Accounts receivable, less allowance of $615 and $486 as of
    June 30, 1999 and December 31, 1998, respectively                                                   4,189            3,793
Inventories                                                                                             2,321            2,727
Other                                                                                                     309              474
                                                                                              ---------------- ----------------
             Total current assets                                                                       6,886            7,056

Property and equipment, net of accumulated depreciation                                                 1,756            1,908

Other assets, net of amortization:
    Goodwill                                                                                              280              293
    Other intangibles                                                                                      77              105
    Financing costs                                                                                     2,157            2,802
    Other                                                                                                 172              187
                                                                                              ---------------- ----------------
             Total assets                                                                     $        11,328  $        12,351
                                                                                              ================ ================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                                              $         4,507  $         4,176
Accrued expenses                                                                                        1,710            1,775
Current portion of long-term debt                                                                         766              451
                                                                                              ---------------- ----------------
             Total current liabilities                                                                  6,983            6,402

Long-term debt                                                                                         18,973           18,006

Commitments and contingencies (Note 4)

Series A 10% redeemable preferred stock                                                                 7,717            7,351

Shareholders' equity (deficit):
    Preferred stock
    Series B redeemable preferred stock
    Common stock                                                                                       12,213           12,213
    Other equity                                                                                        7,179            7,179
    Accumulated deficit                                                                               (41,737)         (38,800)
                                                                                              ---------------- ----------------
             Total shareholders' equity (deficit)                                                     (22,345)         (19,408)
                                                                                              ---------------- ----------------
             Total liabilities and shareholders' equity (deficit)                             $        11,328  $        12,351
                                                                                              ================ ================

See accompanying notes to condensed consolidated financial statements.

                                CODE-ALARM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                     Three Months Ended                   Six Months Ended
                                                                          June 30                             June 30
                                                            -----------------------------------     ----------------------------
                                                                   1999              1998               1999           1998
                                                            ------------------   --------------     ------------   -------------


Net sales                                                    $          8,578    $       10,581     $     16,940   $      24,407
Cost of sales                                                           5,568             7,109           10,997          15,925
                                                             -----------------   --------------     ------------   -------------
Gross profit                                                            3,010             3,472            5,943           8,482

Operating expenses:
      Sales and marketing                                               1,971             1,640            3,780           3,476
      Engineering                                                         397               422              862             818
      General and administrative                                        1,156             1,219            2,184           2,715
                                                             -----------------   --------------     ------------   -------------
                                                                        3,524             3,281            6,826           7,009
                                                             -----------------   --------------     ------------   -------------
Income (loss) from operations                                            (514)              191             (883)          1,473
Other (income) expense:
      Interest expense                                                    473               395              897             712
      Amortization of financing costs                                     407               330              792             566
      Other                                                                (9)            1,020               (9)          1,099
                                                             -----------------   --------------     ------------   -------------
                                                                          871             1,745            1,680           2,377
                                                             -----------------   --------------     ------------   -------------

Income (loss) before income taxes                                      (1,385)           (1,554)          (2,563)           (904)
Income taxes
                                                             -----------------   --------------     ------------   -------------
Net income (loss)                                                      (1,385)           (1,554)          (2,563)           (904)
Preferred stock dividends                                                 190               175              374             350
                                                             -----------------   --------------     ------------   -------------
Net income (loss) applicable to common stock                 $         (1,575)   $       (1,729)    $     (2,937)  $      (1,254)
                                                             =================  ================    =============  ==============

Basic earnings (loss) per share                              $          (0.68)   $        (0.74)    $      (1.27)  $       (0.54)
                                                             ==================  ===============    =============  ==============

Weighted average common shares outstanding                              2,321             2,321            2,321           2,321
                                                             ==================  ===============    =============  ==============
Diluted earnings (loss) per share                            $          (0.68)   $        (0.74)     $     (1.27)  $       (0.54)
                                                             ==================  ===============    =============  ==============

Weighted average common and dilutive shares outstanding                 2,321             2,321            2,321           2,321
                                                             ==================  ===============    =============  ==============




See accompanying notes to condensed consolidated financial statements.

                                CODE-ALARM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          Six Months Ended June 30
                                                                                     ------------------------------------
                                                                                          1999                1998
                                                                                     ----------------    ----------------

Cash flows from operating activities                                                 $          (965)    $       (10,448)

Cash flows from investing activities:
     Capital expenditures                                                                       (177)               (449)

Cash flows from financing activities:
     Issuance of term note                                                                                        10,000
     Net advances (payments) on credit agreements                                              1,221               1,947
     Payments on term notes and capitalized lease obligations                                     61                (706)
     Preferred stock dividends paid                                                                                 (328)
     Financing issue costs                                                                      (135)
                                                                                     ----------------    ----------------

Net increase in cash                                                                               5                  16

Cash, beginning of period                                                                         62                  36
                                                                                     ----------------    ----------------

Cash, end of period                                                                  $            67     $            52
                                                                                     ================    ================


Supplemental disclosures of cash flow information:
     Cash paid during the six month period for interest                              $           885     $           467
                                                                                     ================    ================


See accompanying notes to condensed consolidated financial statements.

                                 CODE-ALARM, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for the interim periods are not necessarily indicative of results to be expected for the fiscal years.

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

3.   Inventories consist of the following:


                                                 June 30, 1999              December 31
                                                   (Unaudited)                   1998
                                                 -------------              -----------
                                                               (In thousands)
         Raw materials                           $       1,825              $     2,234
         Work in process                                   388                      310
         Finished goods                                    108                      183
                                                 --------------             -----------
                                                 $       2,321              $     2,727
                                                 ===============            ============

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

                                 CODE-ALARM, INC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

5. On March 29, 1999, the Company entered into agreements amending the warrants previously issued by the Company to the holders of its Series A-1 Preferred Stock and senior lender. The agreements provided, among other things, for a reduction in exercise price of certain of their previously issued warrants, from a $1.04 and $1.88 to $.52 per share. The Company is currently reviewing the appropriate valuation and accounting treatment of the reduction in warrant exercise price. As of June 30, 1999, no amount has been determined and recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

     The Company's sales were down $7.5 million, or 30.6%, to $16.9 million for the six months ended June 30, 1999, as compared to $24.4 million for the six months ended June 30, 1998. Sales for the quarter ended June 30, 1999 were down $2 million, or 18.9%, to $8.6 million as compared to $10.6 million for the quarter ended June 30, 1998.

     For the six months ended June 30, 1999, consolidated gross profit decreased $2.5 million, or 29.9%, to $5.9 million as compared to $8.5 million for the six month period ended June 30, 1998. Gross profit as a percentage of consolidated net sales increased to 35.1% for the six month period ended June 30, 1999, from 34.8% for the comparable period in 1998. Gross profit as a percentage of consolidated net sales for the quarter ended June 30, 1999 increased to 35.1% from 32.8% for the comparable period in 1998. Reduction in material product costs and reduced warranty expenses contributed to the gross profit percentage improvement, which was partially offset by the adverse impact of lower sales volume.

     Consolidated operating expenses for the first six months of 1999 decreased $183,000, or 2.6%, to $6.8 million as compared to $7.0 million for the first six months of 1998. Consolidating operating expenses for the quarter ended June 30, 1999, increased $243,000, or 7.4%, over the comparable period in 1998. Sales and marketing expenses for the six month and three month periods ended June 30, 1999 reflect costs associated with the increased direct sales force for the retail and OEM dealer business. General and administrative expenses decreased for the six month period ended June 30, 1999 as compared to the prior year due to ongoing cost reduction efforts.

     As a result, the Company reported an operating loss for the six months ended June 30, 1999, of $883,000 as compared to operating income of $1,473,000 for the comparable period in 1998, and an operating loss of $514,000 for the three month period ended June 30, 1999 as compared to operating income of $191,000 for the comparable period in 1998.

     Interest expense increased 26% for the six months ended June 30, 1999, as compared to the six month period ended June 30, 1998. Interest expense for the three month period ended June 30, 1999, increased 29.6% over the comparable period of 1998. The increase during the six month and three month periods ended June 30, 1999 over the prior year periods was due to additional borrowings resulting from the $10 million judgement and settlement in June 1998, and operating losses in 1999.

     Other expense for 1998 includes payment by the Company, and related defense costs, as part of a settlement with a distributor of home security products, and other defense costs, net of proceeds received by the Company, relating to patent infringement claims.

     As a result of the foregoing, the Company recorded a net loss for the six months ended June 30, 1999, of $2,563,000, compared to a net loss of $904,000 for the six months ended June 30, 1998, and a net loss of $1,385,000 for the quarter ended June 30, 1999, as compared to a net loss of $1,554,000 for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had a consolidated working capital deficit of $97,000 as compared to a consolidated surplus of $654,000 at December 31, 1998. In addition, the current ratio (current assets divided by current liabilities) was .99 to 1 at June 30, 1999, as compared to 1.10 to 1 at December 31, 1998.

     The Company's net loss for the six month period ended June 30, 1999, and increased working capital requirements were financed with additional borrowings. For the quarter ended June 30, 1999, the Company provided net cash of $178,000 from operating activities. As of June 30, 1999, the Company had outstanding $8.1 million on its $12 million revolving credit line, and $1.5 million on its credit agreement entered into March 1999. As of June 30, 1999, the Company had $67,000 in cash on hand, and $400,000 available for borrowing under these facilities.

     The Company has recently taken steps to make significant cost reductions in operating expenses. The Company believes that these steps will provide it with the necessary resources to meet all its current obligations, including capital expenditures and debt service.

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

     State of Readiness

     The Company's Information Services department is coordinating the evaluation and resolution of the Company's Year 2000 issues. Major groups, such as manufacturing, engineering, finance, purchasing and human resources, have been surveyed for affected applications affecting the Company's business, including core business systems, user-controlled plant processes, user-controlled research and development processes, suppliers and payroll. The Year 2000 project is being implemented in five phases:
     Assessment, Planning, Implementation, Testing and Contingency Planning. The Company began the Assessment and Planning phases during the third quarter of 1998 and completed these phases during the first quarter of 1999. The Implementation phase began during the fourth quarter of 1998, and will continue through the third quarter of 1999. Testing began during the first quarter of 1999 and will continue through the third quarter of 1999. The Company has reviewed its other electronic and software products for Year 2000 compliance. Some of the Company's products contain embedded chips, but the Company has determined that these products should continue to function properly, as they do not store or use date information.

     The Company is also undertaking a review of companies with which it transacts business to determine their Year 2000 compliance. Key suppliers and customers are being targeted in this review. As part of this evaluation, the Company has sent out Year 2000 questionnaires and will visit certain supplier sites. Early inquiries indicate a range of Year 2000 activity by these customers and suppliers, but the results of the evaluation are not yet complete.

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

     Risks Presented by Year 2000 Issues

     Successful execution of the Company's Year 2000 project would result in critical systems becoming Year 2000 compliant on a timely basis. The Company's Year 2000 project will also help improve the Company's information on the preparedness of third parties with whom it transacts business. While the information is valuable in helping the Company assess these Year 2000 risks, there can be no assurances that the information received is accurate or complete, that these third parties have fully anticipated their Year 2000 exposure, or that these third parties will become Year 2000 compliant on a timely basis. In addition, there are Year 2000 issues that will generally affect all businesses, including the Company, such as the Year 2000 compliance of public utility companies and governmental agencies. If such Year 2000 issues occur, or persist in critical systems and third parties, then there could be an interruption in, or failure of, the Company's normal business activities that could have a material adverse effect on the Company's operations, liquidity and financial condition. At this time, there is insufficient information to evaluate the likelihood of such an occurrence.

     Contingency Plans

     While the Company would generally expect to manage business interruptions relating to Year 2000 issues in a manner similar to other potential interruption issues encountered in the regular course of business, the Company is developing certain contingency plans relating specifically to Year 2000 issues. For example, the current contingency plan would allow the Company to operate for a short period of time without the intervention of computers in its internal operations, to establish alternate suppliers wherever possible and to have certain suppliers build a bank of inventory during the latter part of 1999. Contingency planning began in the first quarter of 1999, and is expected to be completed by the end of the third quarter 1999. The Company will review its contingency plans periodically for their efficacy and revise them as necessary throughout 1999 as it progresses with its Year 2000 project. However, the contingency plans are expected to provide relief only for short periods, after which there could be an interruption in, or failure of, the Company's normal business activities that could have a material adverse effect on the Company's operations, liquidity and financial condition.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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




ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(a)               Exhibits

Exhibit
Number            Description


11       Statement regarding Computation of Per Share Earnings.

27       Financial Data Schedule.


(b) During the quarter ended June 30, 1999, there were no reports on Form 8-K filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     CODE-ALARM, INC.
                                                     ----------------
                                                       (Registrant)



Date:    August 13, 1999                             /s/  Rand W. Mueller
         ---------------                             --------------------
                                                     Rand W. Mueller
                                                     President, Chief
                                                     Executive Officer
                                                     And Director


Date:    August 13, 1999                             /s/  Craig S. Camalo
         ---------------                             --------------------
                                                     Craig S. Camalo
                                                     Vice President of
                                                     Finance, Chief
                                                     Financial Officer

                                 EXHIBIT INDEX

11    Statement regarding Computation of Per Share Earnings.

27    Financial Data Schedule.